Form 10-Q
period 1996-09-30
INFORMATION MANAGEMENT RESOURCES INC
filed 1996-12-23
CIK 1021772

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-28840


                     INFORMATION MANAGEMENT RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              FLORIDA                                         59-2911475
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                          26750 U.S. HIGHWAY 19 NORTH
                                   SUITE 500
                           CLEARWATER, FLORIDA 34621
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE AND ZIP CODE)



                                 (813) 797-7080
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES        NO   X
    -----     -----

     AS OF DECEMBER 20, 1996, THERE WERE 9,649,090 OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.10 PER SHARE.

                     INFORMATION MANAGEMENT RESOURCES, INC.


                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.................     3

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THREE AND NINE MONTH
         PERIODS ENDED SEPTEMBER 30, 1996 AND 1995......................     4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED
         SEPTEMBER 30, 1996 AND 1995....................................     5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.............................     9


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................    12

ITEM 5.  OTHER INFORMATION..............................................    12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................    12

                    INFORMATION MANAGEMENT RESOURCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                         (UNAUDITED AND IN THOUSANDS)

                                               September 30,   December 31,
                                                    1996           1995
                                               -------------   ------------
                                                (Unaudited)
                ASSETS
Current Assets:
Cash and cash equivalents                          $   352         $1,621
Accounts receivable                                  4,550          2,906
Unbilled work in process                               831            708
Other current assets                                   798            460
                                                   -------         ------
  Total current assets                               6,531          5,695

Property and equipment, net of
 accumulated depreciation                            3,224          1,699
Capitalized software costs, net of
 accumulated amortization                              664            549
Deposits and other assets                              836            264
Goodwill, net of accumulated amortization            1,653            451
                                                   -------         ------
  Total assets                                     $12,908         $8,658
                                                   =======         ======

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                   $ 1,356         $  490
Revolving credit loans                               1,659            655
Accrued expenses                                     1,769          1,485
Deferred revenue                                     1,146             17
Current portion of long-term debt                      899            460
Notes payable - shareholder                              -            242
                                                   -------         ------
 Total current liabilities                           6,829          3,349

Long-term debt                                         660          1,132
Notes payable - shareholder                              -            107
Deferred income taxes                                   72             38
Other liabilities                                       79             83
                                                   -------         ------
 Total liabilities                                   7,640          4,709
                                                   -------         ------
Minority interest                                    1,728          1,241
                                                   -------         ------
Shareholders' Equity:
Preferred stock                                          -              -
Common stock                                           640            906
Additional paid-in capital                               -          1,167
Retained earnings                                    3,017            706
Cumulative foreign currency
 translation adjustments                              (117)           (62)
                                                   -------         ------
                                                     3,540          2,717
Less treasury stock                                      -             (9)
                                                   -------         ------
 Total shareholders' equity                          3,540          2,708
                                                   -------         ------
 Total liabilities and shareholders' equity        $12,908         $8,658
                                                   =======         ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INFORMATION MANAGEMENT RESOURCES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                    ------------------      ------------------
                                                      1996      1995          1996       1995
                                                    --------  --------      --------  --------
Revenues                                            $ 7,048   $ 5,853        $19,445   $16,428
Cost of revenues                                      4,106     3,607         11,328    10,360
                                                    -------   -------        -------   -------
         Gross profit                                 2,942     2,246          8,117     6,068

Selling, general and administrative expenses          1,817     1,456          4,909     3,924
                                                    -------   -------        -------   -------
Income from operations                                1,125       790          3,208     2,144

Other (expense) income:
Income (loss) in equity investment                       16       (19)            16       (78)
Interest expense, net                                   (62)      (98)          (222)     (295)
Other                                                    10        12             42       448
                                                    -------   -------        -------   -------
Total other (expense) income                            (36)     (105)          (164)       75
                                                    -------   -------        -------   -------

Income before provision for income taxes and
 minority interest                                    1,089       685          3,044     2,219

Provision (benefit) for income taxes                     42       (22)           157       176
                                                    -------   -------        -------   -------
Income before minority interest                       1,047       707          2,887     2,043

Minority interest in net (Income) loss                 (166)       89           (497)     (266)
                                                    -------   -------        -------   -------
Net income                                          $   881   $   796        $ 2,390   $ 1,777
                                                    =======   =======        =======   =======
PRO FORMA INCOME DATA (UNAUDITED):
Income before income taxes and minority interest      1,089       685          3,044     2,219
Pro forma provision for income taxes                    332       253          1,012       796
                                                    -------   -------        -------   -------
Pro forma net income before minority interest           757       432          2,032     1,423
Pro forma minority interest in net (income) loss       (166)       89           (497)     (266)
                                                    -------   -------        -------   -------
Pro forma net income                                $   591   $   521        $ 1,535   $ 1,157
                                                    =======   =======        =======   =======
Pro forma net income per share                      $  0.05   $  0.04        $  0.14   $  0.08
                                                    =======   =======        =======   =======
Pro forma weighted average common and
 common stock equivalent shares outstanding          11,255    14,202         11,336    14,175


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INFORMATION MANAGEMENT RESOURCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                               1996      1995
                                                             -------   -------
Cash flows from operating activities:
 Net income                                                  $ 2,390   $ 1,777
                                                             -------   -------
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  414       423
  Gain on sale of property and equipment                           -      (521)
  Unrealized exchange losses                                       8        42
  (Gain) loss in equity investment                               (16)       78
  Minority interest in net income (loss)                         496       266
  Deferred income taxes                                           34         1
  (Increase) decrease in accounts receivable                  (1,644)   (1,138)
  (Increase) decrease in unbilled work in progress              (123)     (354)
  (Increase) decrease in other current assets                   (338)     (472)
  (Increase) decrease in deposits and other assets              (164)       55
  Increase (decrease) in accounts payable                        866      (507)
  Increase (decrease) in accrued expenses                        284       129
  Increase (decrease) in other liabilities                        (4)       12
  Increase (decrease) in deferred revenue                      1,129        17
                                                             -------   -------
    Total adjustments                                            942    (1,969)
                                                             -------   -------
    Net cash provided by (used in) operating activities        3,332      (192)
                                                             -------   -------

Cash flows from investing activities:
 Acquisition of interest in consolidated subsidiary           (1,790)        -
 Additions to capitalized software costs                        (141)     (146)
 Additions to property and equipment                          (1,913)     (285)
 Increase in equity investment                                  (392)      (22)
 Proceeds from sale of property and equipment                      -     1,391
                                                             -------   -------
    Net cash (used in) provided by investing activities       (4,236)      938
                                                             -------   -------

Cash flows from financing activities:
 Net borrowings from revolving credit lines                    1,003        36
 Proceeds from long-term debt                                    900        40
 Payments on long-term debt                                   (2,028)   (1,157)
 Proceeds from issuance of common stock                           10         -
 Payment of dividends                                            (22)        -
 Purchase of treasury stock, at cost                            (217)        -
                                                             -------   -------
    Net cash used in financing activities                       (354)   (1,081)
                                                             -------   -------
Effect of exchange rate changes                                  (11)      (66)
                                                             -------   -------
Net decrease in cash and cash equivalents                     (1,269)     (401)
Cash and cash equivalents at beginning of period               1,621     1,013
                                                             -------   -------
Cash and cash equivalents at end of period                   $   352   $   612
                                                             =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INFORMATION MANAGEMENT RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------

          In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of all normal recurring adjustments necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, which are contained in the Company's Registration Statement on Form S-1 and amendments thereto, as filed with the Securities and Exchange Commission.


2.   ACCOUNTING POLICIES
     -------------------

          (a) Principles of Consolidation - the condensed consolidated financial statements include the accounts of Information Management Resources, Inc. (IMR or the "Company") and its majority owned or effectively controlled foreign subsidiary, Information Management Resources (India) Limited, an Indian limited liability company (IMR-India). The Company's investment in Information Management Resources (U.K.) Limited (IMR-U.K.) Is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

          During August 1996, IMR purchased 10.5% (60,000 shares) of IMR-India's outstanding common shares for approximately $1.8 million in cash, which increased its investment from 34.2% to 44.7%. In September 1996, IMR entered into an agreement to purchase an additional 35.1% (200,000 shares) of IMR-India from an unrelated private investment fund. The purchase price is approximately $5.1 million and closing of this transaction is contingent upon approval from the Reserve Bank of India. These purchases will be accounted for as a purchase pursuant to the provisions of APB No. 61, "Business Combinations" and resulting goodwill will be amortized over a 10-year period.

          In addition, during November 1996, IMR acquired an additional 18.4% (104,800 shares) of IMR-India from Satish K. Sanan, IMR's President, Chief Executive Officer and majority shareholder for approximately $3,129,000. This amount was paid in cash. The acquisition from IMR's majority shareholder will be accounted for as a reduction of equity.

          Upon completion of the acquisition noted above, IMR will own approximately 98.2% of the outstanding common shares of IMR-India.

          (b) Net Income Per Share - Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Shares of stock issuable pursuant to stock options have been included where their effect is dilutive. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of stock options (using the treasury stock method).

          (c) Pro Forma Income Adjustment - The pro forma adjustments give pro forma effect to the elective termination of the Company's S Corporation status under the Internal Revenue code, which occurred on November 11, 1996.

                    INFORMATION MANAGEMENT RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

3.   TERM LOAN
     ---------

          In August 1996, IMR-India obtained approval of a U.S. dollar denominated term loan of $1,300,000 from a financial institution to finance the expansion of their facility in Bangalore, India. Funds are available for draw until August 26, 1997. At September 30, 1996, no draws have been made on this note. The loan is repayable in eight equal semi-annual installments of $162,500 commencing September, 1997. Interest on the loan is payable semi-annually at the rate of LIBOR plus 3% per annum. The loan is collateralized by a first lien on IMR-India's property and equipment and a guarantee by the Company's majority shareholder.


4.   TREASURY STOCK
     --------------

          During January 1996, IMR repurchased 29.2% (1,063,730 voting common shares and 1,583,210 nonvoting common shares) of its outstanding common stock from certain minority stockholders for approximately $1,323,000 ($.50 per share). The repurchase agreement required an immediate payment of $50,000 and the execution of 7% notes payable in the aggregate amount of $1,273,000 payable in four equal quarterly installments commencing April 1996. This note was paid in full on November 5, 1996.


5.   SHAREHOLDERS' EQUITY
     --------------------

          On September 12, 1996, the Company filed Amended and Restated Articles of Incorporation which: (I) effected a reclassification of each share of its voting and nonvoting common stock into 10 shares of common stock, par value $.10 per share; (ii) increased the Company's authorization of common stock to 40,000,000 shares; and (iii) created and authorized 10,000,000 shares of preferred stock, par value $.10 per share, under terms that allow the Board of Directors to designate one or more classes of preferred stock and to designate the rights, privileges, preferences and limitations of each such class. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reclassification.

          Changes in shareholders' equity for the nine months ended September 30, 1996 is summarized as follows (in thousands):

                                                               Cumulative
                                                                Foreign
                                Common Stock     Additional     Currency
                               ---------------     Paid-In    Translation   Retained   Treasury
                               Shares   Amount     Capital     Adjustment   Earnings    Stock      Total
                               ------   ------   ----------   -----------   --------   --------   -------
Balance, December 31, 1995      9,056    $ 906     $ 1,167       $ (62)      $  706       $(9)    $ 2,708

Issuance of common stock          104       10           -           -            -         -          10
Repurchase of common stock     (2,756)    (276)     (1,167)          -          (57)        9      (1,491)
Net income                          -        -           -           -        2,390         -       2,390
Dividends paid                      -        -           -           -          (22)        -         (22)
Translation adjustments             -        -           -         (55)           -         -         (55)
                                -----    -----     -------       -----       ------       ---     -------
Balance, September 30, 1996     6,404    $ 640     $     -       $(117)      $3,017       $ -     $ 3,540
                                =====    =====     =======       =====       ======       ===     =======

                    INFORMATION MANAGEMENT RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


6.   INCOME TAXES
     ------------

          The Company had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code whereby taxable income is generally reported by the shareholders on their individual income tax returns. In connection with the closing of the initial public offering, the S Corporation election was terminated on November 11, 1996 and subsequently the Company became subject to U.S. federal and state income taxes as a C Corporation.

          Upon termination of the S Corporation election, the Company realized current and deferred income tax liabilities reflecting the tax effects of temporary differences between the Company's financial statement and tax bases of certain assets and liabilities. These tax liabilities will be reflected on the consolidated balance sheet with a corresponding non-recurring expense in the consolidated statement of operations as of the date of the S Corporation termination.

          Deferred income taxes will relate primarily to accounts receivable, accounts payable, accrued expenses and deferred income, primarily attributable to the use of the cash method of accounting for income tax purposes. The amount of the deferred income tax liability computed using the asset and liability method of accounting for income tax purposes approximates $1.1 million at September 30, 1996.


7.   SUBSEQUENT EVENT
     ----------------

          During November 1996, the Company completed an initial public offering of 3,212,500 shares of its authorized but unissued Common Stock, par value $0.10 per share. Net proceeds from the initial public offering were approximately $40.8 million.

                    INFORMATION MANAGEMENT RESOURCES, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Registration Statement on Form S-1 and amendments thereto, as filed with the Securities and Exchange Commission, under "Risk Factors."


RESULTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management Discussion and Analysis of Financial Condition and Results of Operations in the Company's Registration Statement on Form S-1 and amendments thereto, as filed with the Securities and Exchange Commission.

     For the three months and nine months ended September 30, 1996, revenues increased to $7.0 million and $19.4 million, respectively, a 20.4% and 18.4% increase over the prior year's comparable periods. Revenue growth during those periods reflects the Company's current emphasis on its Year 2000 services. The information technology ("IT") industry is currently focused on resolving the Year 2000 problem, as many existing computer systems run software programs permitting only two-digit entries for years and therefore cannot properly process dates in the next century. The Gartner Group, a recognized industry source, has estimated the world-wide costs (including in-house costs) to resolve the Year 2000 problem could range from $300 billion to $600 billion. Third quarter revenues from the Company's Year 2000 services increased to $2.2 million, compared to less than $50,000 for the third quarter of 1995.

     The Company's transitional outsourcing services (software development, application maintenance and migration, and re-engineering services), revenues were $3.5 million for the third quarter of 1996 compared to $3.6 million for the third quarter of 1995.

     Professional services revenues for the third quarter of 1996 were $815,000 or 53.9% less than professional services revenues of $1.8 million for the third quarter of 1995, as the Company's resources were reallocated from short-term, time-and-materials contract programming projects to multi-year, turnkey Year 2000 and application maintenance engagements.

     As a percentage of revenues, gross profit for the three months and nine months ended September 30, 1996 increased to 41.7% and 41.7%, respectively from 38.4% and 36.9%, respectively over the comparable periods in 1995. This increase in gross profit reflects more favorable pricing and improved utilization of technical personnel and proprietary tools.

                    INFORMATION MANAGEMENT RESOURCES, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     For the three months and nine months ended September 30, 1996, selling, general and administrative expenses increase to $1.8 million and $4.9 million, respectively, a 24.8% and 25.1% increase over the prior year's comparable periods. As a percentage of revenues, selling, general and administrative expenses for the three months and nine months ended September 30, 1996 increased to 25.7% and 25.2%, respectively from 24.9% and 23.9%, respectively over the comparable periods in 1995. The increase of approximately 1.0% as a percentage of revenue over the prior comparable periods is the results of the implementation of new incentive programs during 1996 and an expansion of branch offices.

     As a percentage of revenues, income from operations for the three months and nine months ended September 30, 1996 increased to 16.0% and 16.5%, respectively from 13.5% and 13.0%, respectively over the comparable periods in 1995. Operating income for the third quarter of 1996 was $1.1 million, a 42.4% increase over the same quarter in 1995 of $790,000. Operating income for the nine months ended September 30, 1996 was $3.2 million, a 49.6% increase over the comparable period in 1995 of $2.1 million.

     The Company incurred other expense of $36,000 for the three months ended September 30, 1996 as compared to other expense of $105,000 for the three months ended September 30, 1995. During this period, the Company realized lower interest expense on lower levels of debt and improved operations in the Company's equity investment in IMR-U.K. The Company incurred other expense of $164,000 for the first nine months of 1996 as compared to $75,000 of other income for the first nine months of 1995. Lower interest expense and the improved operations in IMR-U.K. were offset by a non-recurring $400,000 net gain realized by IMR-India on the sale of certain assets and real property during the second quarter of 1995.

     Pro forma provision for income taxes as a percentage of income before income taxes and minority interest was 30.5% and 33.2% for the three and nine months ended September 30, 1996. This represented a decrease over the three and nine months ended September 30, 1995 of 36.9% and 35.9%, respectively. This decrease is the result of the IMR-India having a lower effective tax rate and contributing a greater portion of profitability in 1996.

     The minority interest in net income increased by $255,000 and $231,000, respectively for the three months and nine months ended September 30, 1996 over the comparable period in 1995 as a result of greater profitability for IMR-India.

     Net income is presented on a pro forma basis to give pro forma effect to the November 1996 elective termination of the Company's S Corporation status under the Internal Revenue Code.

     Pro forma net income for the third quarter of 1996 was $591,000, a 13.4% increase over the same quarter in 1995 of $521,000. Pro forma net income for the nine months ended September 30, 1996 was $1.5 million, a 32.7% increase over the comparable period in 1995 of $1.2 million.

                    INFORMATION MANAGEMENT RESOURCES, INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     During November 1996 the Company received proceeds of $40.8 million, net of offering expenses, upon completion of its initial public offering. The Company's intended use of these funds is fully described in its Registration Statement on Form S-1 and amendments thereto, as filed with the Securities and Exchange Commission. Pending any such use, the Company will invest the balance of these funds in short-term, investment grade securities or money market instruments.

     As of September 30, 1996, the Company had a current ratio of .9 to 1, cash and cash equivalents of $352,000 and available bank lines of credit of $2.8 million. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

                    INFORMATION MANAGEMENT RESOURCES, INC.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any pending material litigation.


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INFORMATION MANAGEMENT RESOURCES, INC.



Date  December 20, 1996                /s/ Satish K. Sanan
     -------------------                  -------------------------------------
                                           Satish K. Sanan
                                           Chief Executive Officer



Date  December 20, 1996                /s/ Michael J. Dean
     -------------------                  -------------------------------------
                                           Michael J. Dean
                                           Chief Financial Officer

                    INFORMATION MANAGEMENT RESOURCES, INC.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION                              PAGE
------                          -----------                              ----
  11        Computation of earnings per share for the three
            and nine month periods ended September 30, 1996
            and 1995..................................................    15

  27        Financial Data Schedule...................................    16