Form 10-K405
period 1996-12-31
INFORMATION MANAGEMENT RESOURCES INC
filed 1997-03-28
CIK 1021772

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 _____________
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission File Number 0-28840

                    INFORMATION MANAGEMENT RESOURCES, INC.
            (Exact name of Registrant as specified in its charter)


          FLORIDA                                       59-2911475
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

       26750 U.S. HIGHWAY 19 NORTH, SUITE 500, CLEARWATER, FLORIDA 34621
             (Address of principal executive offices and zip code)

                                 813-797-7080
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK $0.10 PAR VALUE
                                Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of March 21, 1997, was $61,159,999.50 based upon the closing price of $14.50 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of March 21, 1997, there were 9,720,798 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on or about May 30, 1997 are incorporated by reference into Part III hereof.

                    INFORMATION MANAGEMENT RESOURCES, INC.

                                   FORM 10-K
                       FOR YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I                                                                        PAGE
                                                                              ----
       Item 1.  Business...................................................     1
       Item 2.  Properties.................................................    12
       Item 3.  Legal Proceedings..........................................    13
       Item 4.  Submission of Matters to a Vote of Security Holders........    13

PART II
       Item 5.  Market for Registrant's Common Equity and Related
                 Shareholder Matters........................................   14
       Item 6.  Selected Financial Data.....................................   15
       Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................   16
       Item 8.  Financial Statements and Supplementary Data.................   28
       Item 9.   Changes in and Disagreements with Independent Auditors on
                 Accounting and Financial Disclosure........................   55

PART III
       Item 10.  Directors and Executive Officers of the Registrant.........   55
       Item 11.  Executive Compensation.....................................   57
       Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management............................................   57
       Item 13.  Certain Relationships and Related Transactions.............   57

PART IV
       Item 14.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................................   58
       Signatures...........................................................   61

                                    PART I

ITEM 1.  BUSINESS
         --------

  THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.


GENERAL

  Information Management Resources, Inc. (IMR or the "Company") provides applications software outsourcing solutions for the information technology ("IT") departments of large businesses with intensive information processing needs. The Company's services, which generally are offered on a fixed-price, fixed-time frame basis, includes software development, application maintenance, Year 2000 conversion, and migration and re-engineering services. In addition, the Company offers programming and consulting services on a time-and-material basis in order to optimize employee utilization and provide a potential source of future outsourcing contracts. The Company's services, which it terms "transitional outsourcing," assist clients in the maintenance of mainframe-based legacy applications and in the transition from legacy systems to open architecture, client/server and other emerging technologies. IMR delivers many of its transitional outsourcing services using its proprietary Total Software Quality Management ("TSQM") software engineering process and its offshore software development facility in Bangalore, India. This facility is linked by satellite communications to both the Company's offices and the offices of many of its clients. This allows IMR to offer its services on a 24-hour basis through an on-site, off-site and offshore project team working multiple shifts made possible by the time difference between North America and India. The Company believes that its proprietary TSQM process, software engineering methodologies and toolsets, and its offshore software development center enable it to provide high quality, cost-effective IT solutions through the utilization of global resources.

  The Company's clients are primarily Fortune 500 or comparably sized companies with significant IT budgets and recurring needs for software development, application maintenance, Year 2000 conversion and IT staffing services. IMR serves clients in a variety of industries including financial services, insurance, manufacturing, retail and utilities. The Company has provided transitional outsourcing services for such companies as Commercial Union Insurance Companies, Dayton Hudson Corporation, John Hancock Financial Services, Michelin Tire Corporation, SPS Payment Systems and Southern California Edison. Through a staff of more than 800 software development professionals, the Company serves its clients from its U.S. headquarters in Clearwater, Florida, its European headquarters in London, England, its offshore software development center in Bangalore, India, and its branch offices located in Boston, Chicago and Dallas.

INDUSTRY OVERVIEW

  Intense competition, deregulation, innovation and rapid technological advancements are forcing companies to make fundamental changes in their business processes. These changes have compelled many businesses to downsize staffs and reduce costs in order to achieve greater returns on investment. While confronting these internal challenges, companies also face customer demands to improve service levels, lower costs, reduce delivery time and increase value.
In this competitive environment, improving IT systems is one critical way for businesses to achieve greater productivity and manage their operations more efficiently. As a result, the ability of an organization to integrate and deploy improved information technologies in a cost-effective manner has become critical to its success.

  Although client/server and other emerging technologies offer the promise of faster, more functional and more flexible software applications, the implementation of business solutions encompassing these new technologies present companies with major challenges. Designing, developing and employing these solutions requires highly skilled individuals trained in many diverse technologies and architectures. However, there is a shortage of these individuals, and many large companies are reluctant to expand their IT departments through additional staffing, particularly at a time when they are attempting to minimize their fixed costs and reduce workforces. Moreover, redeploying and retraining in-house resources to develop and implement new technologies typically is impractical because the in-house IT staff must continue to support existing legacy systems and dated technology. In addition, implementing new systems also requires highly developed project management skills so that projects are completed within budget and on time.

  As a result of the challenges presented by the technological transition to client/server systems and the ongoing need to maintain legacy systems, many large companies are seeking ways to outsource their IT projects, particularly on a fixed-price, fixed-time frame basis in order to minimize the risks associated with such large scale technology projects. Outsourcing enables organizations to focus on core-competencies, to reduce costs by converting in-house fixed IT costs to variable costs and to reduce the time-to-completion of significant IT projects.

  Outsourcing represents a particularly cost-effective solution for labor-intensive IT projects such as the fast approaching Year 2000 problem. Many existing computer systems run software programs permitting only two-digit entries for years (e.g., 1997 is read as "97") and therefore cannot properly process dates in the next century. Software programs that use the two-digit year date field to perform computations or decision-making functions may fail due to an inability to correctly interpret dates in the 21st century. For example, many software systems will misinterpret "00" to mean the year 1900 rather than 2000. Resolving a Year 2000 problem is a highly time and labor-intensive project often requiring software engineers to analyze millions of lines of software code and millions of items of data. As a result, the Company believes that most large Year 2000 conversion projects will be outsourced.

  The Company employs a systematic and disciplined approach to every outsourcing engagement. The three critical components of the IMR solution, which management believes differentiate the Company from other IT service providers, are: (i) its TSQM software engineering process; (ii) its offshore software development capability; and (iii) its proprietary toolsets. Together, these key elements of the Company's service delivery model help ensure that clients receive high quality, cost-effective solutions on time and within budget.

  The TSQM Software Engineering Process. TSQM is a set of defined software development processes, techniques and tools that are implemented to maximize quality in the Company's processes, deliverables and services, and to minimize project risks. Continuously refined since the Company's inception, TSQM represents the software engineering process through which the Company defines and performs projects. For every project, the Company implements its two-phased TSQM process that encompasses: (i) an extensive front-end assessment that defines the scope and risks of the project; and (ii) a fixed-price implementation stage that is further subdivided into smaller phases with frequent deliverables and feedback from its clients. Through the rigorous adherence to its TSQM process, the Company identifies, monitors and manages the risks associated with the cost, schedule, performance, support and delivery of projects on a fixed-price, fixed-time frame basis. This process also allows the Company to detect, correct and mitigate quality defects and to establish appropriate contingencies for each project.

  Offshore Software Development. The Company's offshore software development center in India provides IMR with a significant cost advantage as well as the ability to provide 24-hour service to its clients. The Company's costs in India historically have been significantly lower than costs incurred for comparable resources in the U.S. Through satellite communications, many of the Company's clients are linked to IMR's India. Due to the time difference between India, the U.K. and the U.S., the Company can create a virtual "second shift" for its North American and European clients allowing for more rapid completion of projects and off-peak utilization of clients' technology resources. In addition, for larger projects with critically short time frames, the offshore facility allows the Company to parallel process many of its development phases to accelerate delivery time.

  Proprietary Toolsets. The Company has made a significant investment to design and develop a set of proprietary software tools which are used to facilitate and streamline a Year 2000 conversion project as well as the migration from mainframe computing environments to flexible open systems and relational database management systems ("RDBMS") computing environments. These tools, which are developed utilizing object-oriented technologies, allow the Company to reduce both the cost and time required to successfully complete large scale migration projects. The Company's TransformIMS, TransformVSAM and TransformDB2 toolsets support the migration of mainframe-based legacy systems (e.g., IMS and DB2) and their related applications to RDBMS environments (e.g., Oracle, Sybase and Informix). Transform2000 supports full life cycle conversion for Year 2000 projects. IMR uses Transform2000 to download application source code and data to work-stations and to analyze this information to identify two-digit year field codes. Transform2000 automatically transforms and converts much of this data to make it Year 2000 compliant.

STRATEGIES

  The Company's objective is to be a leading provider of comprehensive transitional IT outsourcing services and solutions to large businesses with intensive information processing needs. The Company plans to pursue the following strategies to achieve this objective:

  BUSINESS STRATEGIES

  Develop Long-Term Strategic Partner Relationships with Clients. The Company strives to develop "strategic partner" relationships with its clients whereby the Company shares both the risk and rewards associated with outsourcing engagements. To establish these relationships with clients, the Company endeavors to integrate its on-site personnel into the operations and employee culture of its clients' IT departments and regularly makes significant investments in technology to support the strategic technical direction of its clients. These investments helped the Company secure the loyalty and trust of clients and provided it with the tools and knowledge to perform similar projects for other clients. To ensure constant communication, the Company uses several methods to obtain continuous client feed-back, including client satisfaction surveys, consultant performance surveys and regularly scheduled meetings with a client's senior management. A substantial portion of the performance incentive for the senior executives, sales executives and senior project managers of the Company is directly linked to client satisfaction and on-time within budget delivery of quality IT services.

  Develop and Enhance Processes, Methodologies and Productivity-Enhancing Software Tools. The Company is committed to improving and enhancing its TSQM process as well as its proprietary software engineering methodologies and toolsets. With the rapid evolution of technology, the Company believes it is imperative to invest in research and development. The Company currently is designing and developing new productivity software tools to automate testing processes and improve project estimating and risk assessment techniques. Moreover, the Company plans to add additional modules to its current software tools which will allow the re-design, migration and conversion of additional types of databases and programming languages. The Company believes that this strategy is critical in differentiating the Company from its competitors.

  Focus on Fixed-Price, Fixed-Time Frame Projects. As a core element of its business philosophy, the Company offers many of its IT services on a fixed-price, fixed-time frame basis. Management believes that effectively structured fixed-price, fixed-time frame projects provide clients with significantly reduced risks while offering the Company the potential benefit of enhanced margins. In order to reduce the risks to the Company, the fixed-time frame component of a project is divided into several phases with frequent deliverables. The Company believes that discrete project phases make it easier for the Company to commit to a fixed price for a project, meet client expectations, maintain high quality and control costs. The Company strives to reduce risks and achieve greater potential profits through shorter development cycles, the implementation of a rigorous change-order management process and the use of global resources. Furthermore, in order to monitor its financial performance, IMR constantly reviews project data and adheres to strict financial management practices.

  Continue to Expand Offshore Software Development Resources. The Company believes that the availability of high quality technical resources at its offshore development facilities in India is one of its most significant competitive advantages due to the lower cost structure and ability to provide multiple work shifts. The Company's success will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled employees in India, particularly project managers, software engineers and other senior technical personnel. The Company intends to further develop these resources by focusing on recruiting skilled technical personnel, expanding existing physical facilities and adding additional facilities in India or other locations. From time to time, the Company investigates the expansion of its offshore capabilities to other foreign locations to match its present and projected business requirements with the availability of qualified technical personnel.

  Concentrate on Key Technologies. Through its transitional outsourcing service delivery model, the Company maintains a high level of knowledge of advanced technical areas such as IBM mainframe systems, advanced case tools, client/server technologies, object-oriented technologies and rapid application development. The Company conducts personnel training to expand the knowledge base of its employees in these key technological areas.

  Attract, Train and Retain Highly Skilled Employees. The future success of the Company's growth strategy will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled IT professionals, particularly project managers, software engineers and other senior technical personnel. To achieve this objective, the Company maintains programs and personnel to seek and hire the best available IT professionals and to train these professionals in both legacy systems and emerging technologies. The Company believes, however, that in the U.S., U.K. and India there is a shortage of, and significant competition for, IT professionals with the advanced technological skills necessary to perform the services offered by the Company. In order to attract, motivate and retain its employees in the face of these shortages, the Company focuses on its corporate culture, incentive programs, compensation and benefits, and provides a career and education management program to create an individualized structured career growth plan for its employees.

  GROWTH STRATEGIES

  Convert Year 2000 Projects into Long-Term Application Maintenance Outsourcing Business. As a result of its comprehensive Year 2000 services, the Company has obtained a significant number of contracts to perform Year 2000 conversion projects. The demand for the Company's services in this area provides the opportunity to select those accounts with the greatest long-term potential to convert its Year 2000 business into long-term application maintenance outsourcing engagements. A core element of the Company's growth strategy is to use the client relationships and the knowledge of client computer systems obtained in providing Year 2000 services to obtain additional IT projects for these clients. In particular, the Company believes that the detailed knowledge of its clients' systems gained during performance of its Year 2000 services will serve as a competitive advantage in securing application maintenance projects from these clients. Clients that choose to outsource applications maintenance services can focus their internal resources on new strategic application development. The Company believes maintenance outsourcing engagements converted from Year 2000 projects can be a source of low risk, long-term revenues.

  Develop Expertise in Key Vertical Markets. Although the Company has a diverse client base, the Company recently has completed projects for companies in key vertical markets, including insurance, financial services, manufacturing, retail and utilities. These industries generally are dominated by large companies with intensive IT needs. As its business increases in these targeted vertical markets, the Company believes it will gain a broader knowledge and expertise of these industries. The Company seeks to leverage this developing expertise and its existing accounts into a larger concentration of clients in these targeted markets. Also, the Company plans to design and develop re-usable object class software code libraries which have specific applications to clients in these targeted vertical markets.

  Expand Geographic Presence. IMR's business model integrates on-site, off-site and offshore resources to enable the on-time delivery of high quality, cost-effective IT solutions. As the Company expands its customer base, it intends to open additional small regional offices to enable the Company to sell and support existing and new clients in these geographic areas. The Company's business model does not require a significant number of remote offices, and the Company seeks to maintain low overhead for each branch office. In addition, the Company intends to pursue market opportunities in eastern and central Europe and Southeast Asia through its facility in India, its European headquarters in the U.K. and, if appropriate, the establishment of additional offshore operations.

  Pursue Selective Strategic Acquisitions. Given the highly fragmented nature of the IT services market, together with significant barriers to entry in major accounts, the Company believes that opportunities exist to expand through the selective acquisition of smaller regional IT services firms with established customers and technical expertise. For example, in February 1997, the Company completed the acquisition of Link Group Holdings Limited ("Link"), a leading provider of transitional outsourcing software services in the U.K. and in Western Europe, including legacy systems maintenance, client/server development, internet applications development and applications development for Lotus Notes.

THE IMR DELIVERY PROCESS

  IMR applies its TSQM software engineering process across all of its services to deliver high quality, cost-effective IT solutions to its clients. TSQM is a set of defined software development processes, techniques and tools that are implemented and enhanced to maximize quality in the Company's processes, deliverables and services, and to minimize project risks. For every project, the Company implements its two-phased TSQM software engineering process which encompasses: (i) an extensive front-end assessment that defines the scope and risks of the project; and (ii) the fixed-price implementation stage that is further subdivided into smaller phases with frequent deliverables and feedback from its clients. Continuously refined since the Company's inception, TSQM represents the process through which the Company defines and performs projects. Through the rigorous adherence to the TSQM process, the Company identifies, monitors and manages the risks associated with the cost, schedule, performance, support and delivery of projects on a fixed-price, fixed-time frame basis. This process also allows the Company to detect, correct and mitigate quality defects and to establish appropriate contingencies for each project.

  The TSQM process is based in part on the Institute of Electrical & Electronic Engineers ("IEEE") based software engineering standards, Software Engineering Institute ("SEI") software engineering process models and ISO 9001 quality processes. During each stage of a project, IMR monitors progress and quality, including deviations from project plans, that could adversely affect on-time delivery, compliance with project specifications and project financial performance. The project team collects, analyzes and reports on key quality metrics to verify compliance with quality standards used in project execution, and the project team serves as a custodian of information regarding the methods, techniques and tools that have been utilized to perform specified tasks. Through this process of constant re-evaluation of the Company's performance on each project, IMR continuously refines and enhances the TSQM software engineering process as a means to leverage the benefit of the Company's cumulative project experience.

  The responsibilities for completion of each TSQM phase are allocated among an on-site, off-site and offshore team to optimize cost savings and accelerate project delivery. The actual tasks allocated to each team member are determined principally by the amount of client interaction required at the client site to complete the project successfully. The front-end phase, which may include requirements analysis, high level design and technical architecture, is completed by the on-site project manager and the project team through interaction with the client. The fixed-price implementation phase, which may include programming, unit testing and systems testing, is largely performed offshore via satellite link. The off-site teams at the Company's U.S. and European headquarters coordinate the efforts of the on-site and offshore teams and monitor and manage the quality of the overall project. Working regular business hours, the on-site, off-site and offshore teams together use most hours of the clock to deliver projects in fewer elapsed calendar days. Due to the time differences between India, the U.K. and the U.S., the Company can create a virtual "second shift" for its North American and European clients allowing for more rapid completion of projects.

  The Company's offshore software development center provides significant opportunities to reduce costs and manage the risks of a project. The offshore software development center often is able to use the excess capacity of a client's existing computing facilities during off-peak hours. This allows additional projects to be undertaken without substantial client investment in new hardware and software. The costs of satellite communications and infrastructure acquired by the Company at its offshore center are spread among multiple clients and projects further reducing additional infrastructure investment required to be made by the client. If the scope of a project is unexpectedly expanded, the Company generally is able to draw upon its offshore development center resources to increase project personnel. In addition, for larger projects with critically short time frames, the offshore facility allows the Company to parallel process various development phases to accelerate delivery time.

SERVICES

  IMR provides a broad range of IT services, including: (i) core transitional outsourcing services including software development, application maintenance and migration and re-engineering services; (ii) Year 2000 conversion; and (iii) programming and consulting services. The Company delivers each of these services independently or as a comprehensive package.

  Core Transitional Outsourcing Services.

  IMR's transitional outsourcing services assist clients in the development and maintenance of mainframe-based legacy applications and in the transition from legacy systems to open architecture, client/server and other emerging technologies. The Company's core transitional outsourcing services include: software development, application maintenance, and migration and re-engineering services.

     Software Development Services. The Company offers two alternatives to assist clients in developing new applications for selected client/server platforms, other emerging technologies and IBM mainframe platforms:

  . fixed-price software development in which the Company assumes total responsibility and accountability for delivery of systems on-time and within budget; or

  . cooperative development in which the Company's consultants work side-by-side and share responsibility for completion of a project with in-house IT personnel to complete full life cycle development projects.

  In both cases, the Company uses its TSQM software engineering process, its on-site, off-site, offshore delivery model and satellite communications to deliver these projects.

     Application Maintenance Services. By assuming the responsibility for maintenance of selected legacy application systems, the Company is able to introduce process enhancements that improve service levels to clients requesting modifications and on-going support. By using a variation of the on-site, off-site, offshore delivery model, the Company provides 24-hour, 7-day production and emergency support. On-site team members provide application maintenance services at the client's facility. These team members carry pagers in the event of an emergency service request and utilize home personal computers to dial into a client's system and resolve client problems from remote locations. Routine application maintenance services, including modifications, enhancements and documentation, are completed utilizing satellite telecommunications and the resources of the Company's offshore software development center.

  The Company uses its proprietary application maintenance methodology which involves the following phases:

  . Maintenance Improvement Phase. The Maintenance Improvement Phase ("MIP") allows the Company to utilize the existing support infrastructure, determine the scope of a project, establish targeted service levels and performance metrics to be reported, and design a detailed project plan for the duration of the outsourcing assignment. The Company uses metrics calculations to define productivity, quality, reliability and client satisfaction. Productivity metrics define such items as the cost and time to perform specified functions, the hours to define the time necessary to identify and resolve a problem, and to perform each service request. Quality and reliability metrics identify and define the number of defects within a project, production failure rates, the mean time between failures and statistics on problem reports such as mean time to respond and resolve a problem. Client satisfaction metrics are identified through periodic client surveys and establish specified client service level measurements. Through the use of metrics, the Company believes that it is better able to identify the costs to perform contracts on a fixed-price basis, thereby enhancing the Company's ability to estimate the fees for these contracts.

  . Assimilation. Through the assimilation phase, the Company's consultants assimilate knowledge of its client's business and software applications. This knowledge is acquired through contact with the client's IT personnel, review of client documentation and hands-on experience. The Company's consultants create project management and procedures manuals, implement appropriate metrics programs and implement process changes. During this phase, first level support is provided by client personnel and second level support and all systems work is provided by the Company's consultants.

  . Transition. During the transition phase, the Company's consultants assume full responsibility for first level support. In many cases the Company transitions certain functions, such as full life cycle maintenance support, to the Company's offshore software development center.

  . Steady State. This is the normal state of application support where production and emergency support, analysis and acceptance testing are conducted on-site. Remaining activities, including routine maintenance, enhancements and documentation, are often conducted offshore.

     Migration and Re-engineering Services. The Company's migration and re-engineering services allow a client to migrate its legacy computing environments to open systems platforms and client/server architectures. The Company's Transform series of re-engineering tools automate many of the processes required to implement advanced client/server technologies, thereby substantially reducing the time and cost to perform these services. These tools enable the Company to perform a source code analysis and to re-design target databases and convert certain programming languages. If necessary, the Company's software engineers also re-design and convert user interfaces.

  Year 2000 Services.

     The Company uses its Century Change-Planning Analysis conversion ("CC-PAC(SM)") methodology to provide a cost-effective solution to the Year 2000 problem. The CC-PAC methodology defines the methods for performing Year 2000 conversion services through four separate phases: analysis, planning, conversion and implementation. The CC-PAC methodology, together with the Company's proprietary Year 2000 toolset, Transform2000, and a rigorous process approach form the Company's "total solution" to resolving millennium problems. The Company believes that the full life cycle solution provided by the CC-PAC methodology and use of the Transform2000 toolset differentiates IMR from other companies by reducing costs and providing services for all phases of a Year 2000 solution. The Company expects to continue to derive an increasingly larger percentage of its total revenue from these services for each of the next three years. At the present time the Company is engaged to perform Year 2000 services for more than 40 clients, substantially all of whom are new customers for the Company. The Company believes that the demand for Year 2000 services will continue after the turn of the century, although this demand is expected to diminish significantly after the year 2000 as many Year 2000 compliance solutions are tested and implemented.

  The four phases of the CC-PAC methodology are:

  . Analysis Phase. During the analysis phase, the client's entire software applications portfolio is downloaded and, using the Transform2000 toolset, a complete inventory of all applications is produced. Through CC-PAC, the Company also identifies date dependent applications and determines the "failure horizon" which is the earliest point in the future that these applications are likely to fail. The Company also identifies the impact of millennium conversion on system objects, including programs, copybooks and job control languages. Based on this inventory and analysis, the Company uses Transform2000 to determine required design modifications, code revisions and other measures that are necessary to eliminate Year 2000 failures. The Transform2000 toolset allows the Company to capture and store data elements and information regarding a client's system in a central repository. This data can then be used to provide project analysis, planning, conversion and implementation. Through CC-PAC, the Company also prepares an effort estimate and initial costing estimate for the full life cycle Year 2000 project.

  . Planning Phase. Planning represents the most critical phase of a Year 2000 project. During the planning phase, a detailed plan for each application conversion is produced which serves as a timetable for completion and a roadmap for activities to be performed and resources and programs to be used in the conversion. Based on business priorities and the estimated "failure horizon," the applications are sequenced for conversion. Through CC-PAC, the Company identifies date dependent functions and interfaces as well as the bridging strategy, the testing strategy and replacement strategy, if any. During planning, the Company also identifies a pilot conversion of the characteristics of a typical client application as a proof of concept. The analysis and planning phases generally are provided on a combined basis and result in the production of a pilot project in which a small number of isolated Year 2000 problems are identified and resolved.

  . Conversion Phase. Based on the conversion plan adopted during the planning phase, the client's applications are then converted using the Transform2000 toolset and any required manual programming. The Transform2000 toolset automates many aspects of the software conversion process and reduces the time required to complete the phases of a millennium conversion. Large applications are generally divided into small modules to minimize the time period during which applications are converted and tested and to enable staged delivery of Year 2000 compliant modules.

  . Implementation Phase. This phase involves full testing of the converted applications as well as synchronization and re-introduction of applications in the client's system. Unit and system testing are generally conducted offshore. Final acceptance and systems testing is conducted on-site at the client's facility. Any changes which have been made by the client's staff are then tested for century date compliance, retrofitted into the system and converted by the Company before final testing is conducted. The system is then placed into production. Conversion and implementation generally are provided under a single contract to identify and resolve all Year 2000 problems within a designated client software system.

  Programming and Consulting Services.

     The Company also provides programming and consulting services at client sites on an "as-needed" basis. The Company's programming consultants are typically engaged on a time-and-materials basis to assist on-site with the analysis, design and development of software applications and to augment the client's internal IT staff. In contrast to its core transitional outsourcing services, professional programming services typically involve the performance of discrete tasks at the specific direction of the client. The Company's objectives in providing professional staffing services include developing an understanding of the client's business and IT systems needs and positioning the Company to provide consulting and outsourcing services after the Company has established a business relationship with the client through the consulting assignment. The Company does not generally accept professional staffing services, engagements of less than six months.

CLIENTS AND REPRESENTATIVE PROJECTS

  IMR provides services to large businesses, primarily Fortune 200 and comparably sized companies with intensive information processing needs. To date, the Company's marketing efforts have been directed to clients on the basis of IT needs rather than industry group. Companies and clients in the insurance, financial services, manufacturing, retail and utilities industries have historically provided the greatest source of business opportunities for the Company.

                    CORE TRANSITIONAL OUTSOURCING SERVICES
                    --------------------------------------

SOFTWARE DEVELOPMENT SERVICES:    APPLICATION MAINTENANCE SERVICES:  MIGRATION AND RE-ENGINEERING SERVICES:
EBSCO Industries, Inc.            Dayton Hudson Corporation          American Airlines, Inc.
Ford Motor Company                Michelin Tire Corporation          Hogan Systems, Inc.
NOVUS Services, Inc.              Philip Morris International, Inc.  Southern California Edison Co.
Southern California Edison        SPS Payment Systems, Inc.          Zimmer Corporation
Winn Dixie Stores, Inc.           Target Stores                      Target Stores

     YEAR 2000 CONVERSION SERVICES:               PROGRAMMING & CONSULTING SERVICES:
     -----------------------------                ----------------------------------
     Commercial Union Insurance Companies         Fingerhut Corporation
     Consolidated Edison of New York              International Paper
     John Hancock Financial Services              S2 Systems, Inc.
     Reliastar Life Insurance Company             Detroit Edison
     Rochester Gas and Electric


     During 1996, the Company's top five clients accounted for approximately 59.0% of revenues. NOVUS Services, Inc. ("NOVUS")(formerly known as Discover Card Services, Inc.) and SPS Payment Systems, Inc. ("SPS"), which are affiliated companies, together accounted for approximately 31.0% of revenues. During 1995, the Company's top five clients accounted for approximately 65.6% of revenues. In 1995, NOVUS and SPS represented approximately 35.1% of revenues, while units of Dayton Hudson Corporation represented approximately 12.0% of revenues. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use the Company's services in a subsequent year.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional staff and senior management operating out of its U.S. headquarters in Clearwater, Florida, its European headquarters in London and through direct sales persons located in Boston, Chicago and Dallas. The Company focuses its marketing efforts on large corporations with significant IT budgets and recurring staffing or software development needs. Marketing personnel identify prospects and opportunities and enter the prospects into a prospect/client database consistently maintained and updated. Direct sales representatives utilize the database records to initiate the sales cycle from prospect qualification to close. As a result of this marketing system, the Company prequalifies sales opportunities, and direct sales representatives are able to minimize the time spent on prospect qualifications.

     Marketing programs include direct mail campaigns, seminars, conferences and other activities intended to generate and maintain an interest in the Company's services. The sales executive and technical support team defines the scope, deliverables, assumptions and execution strategies for a proposed project, develop project estimates, prepare pricing and margin analyses, and finalize sales proposals. Management reviews and approves the proposal, and the sales staff person presents the proposal to the client. Sales personnel remain actively involved in the project through the execution phase. Although the Company maintains a broad and diverse client base, the Company intends to focus its future marketing efforts principally toward prospective clients in the financial services, insurance, manufacturing, retail and utilities industries.

INTELLECTUAL PROPERTY

     The Company's business includes the development of software applications and other deliverables including written specifications and documentation in connection with specific client engagements. Ownership of software and associated deliverables created for clients is generally retained by or assigned to the client, and the Company does not retain an interest in such software or deliverables. The Company also develops object-oriented software components and libraries that can be reused in application software development, as well as certain software toolsets and proprietary methodologies. Many of the Company's software components, libraries, toolsets and methodologies are developed in India and used in the U.S., the U.K. and India. The Company retains ownership of these components, libraries, toolsets and methodologies. Finally, the Company maintains trademarks and service marks to identify its various service offerings. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures. The U.K. and India are members of the Berne Convention, an international treaty. As members of the Berne Convention, the governments of the U.K. and India have agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S., the U.K. and India are adequate to protect it from misappropriation or unauthorized use of its copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of the U.K. and India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its Year 2000 proprietary rights or any of its other intellectual property or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. The Company presently holds no patents or registered copyrights. The Company expects that the risk of infringement claims against the Company will increase if more of the Company's competitors are able to successfully obtain patents for software products and processes.

     As the number of competitors providing IT services, new and overlapping processes and methodologies used in such services will become more pervasive. Although the Company's intellectual property has never been the subject of an infringement claim and the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. Assertion of such claims against the Company could result in litigation, and there is no assurance that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and could divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore have a material adverse effect on the Company's results of operations and financial condition.

COMPETITION

     The IT services market is highly competitive and is served by numerous national, regional and local firms. The Company's clients generally consist of large corporations principally in the financial services, insurance, manufacturing, retail and utilities industries, and many of the Company's competitors are aggressively pursuing business from those entities. In addition to in-house MIS departments, market participants include systems consulting and integration firms, professional services companies, applications software firms, temporary employment agencies, professional services divisions of large integrated manufacturing and other companies (such as IBM and MCI), facilities management and outsourcing companies and "Big Six" accounting firms and related entities.

     The Company competes with, among others, Andersen Consulting, "Big Six" accounting firms, Cambridge Technology Partners, Inc., Cap Gemini Worldwide, Computer Horizons Corp., Computer Task Group, F. I. Group, plc, ISSC (a subsidiary of IBM), Keane, Inc., SHL Systemhouse (a division of MCI) and Whittman-Hart, Inc. In addition , in offering its Year 2000 services, the Company competes with Alydaar Corp., Computer Horizons Corp., Cap Gemini Worldwide, Data Dimensions, Inc., ISSC and MatriDigm Corporation.

     The Company believes that many of its principal competitors have significantly greater financial, technical and market resources and generate greater revenues than IMR. The Company competes by offering a successful services delivery model, excellent referral base and continued focus on responsiveness to customer needs, quality of services, competitive prices, project management capabilities and technical expertise.

HUMAN RESOURCES

     As of March 20, 1997, the Company had approximately 875 employees. The Company employed approximately 315 persons in its U.S. headquarters and branch offices, and approximately 475 in its offshore software development center in India and approximately 85 persons in its offices in the U.K. Additionally, as of March 20, 1997, the Company had approximately 70 independent contractors performing various services. None of the Company's employees is subject to a collective bargaining arrangement.

  The Company believes that in the U.S., the U.K. and India there is a shortage of, and significant competition for, IT professionals and that its future success will depend in large part upon its ability to attract, train, motivate and retain highly skilled employees with the advanced technical skills necessary to perform the services offered by the Company. The Company has an active recruitment program in the U.S., the U.K. and India and has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. The Company also has adopted a career and education management program working with employees to define their objectives and career plans. Through an intensive orientation and training program, the Company introduces new employees to the TSQM software engineering process and the Company's services.

ITEM 2.  PROPERTIES
         ----------

  The Company leases its corporate headquarters building (approximately 24,000 square feet) in Clearwater, Florida under a lease expiring in July 1998. Approximately 11,000 square feet of this facility have been subleased through November 1997. The Company leases branch offices in Boston, Chicago and Dallas which are used primarily for sales and marketing purposes. The Company occupies a leased facility (approximately 50,000 square feet) in Bangalore, India for software development under a lease expiring in May 2005, with an option to extend an additional five years, and a 12,500 square foot headquarters in Chesham, England approximately 30 miles outside of London under a lease expiring in 2013.

  In March 1997, the Company acquired 100% of the outstanding stock of Movietone, Ltd. ("Movietone"), an Indian limited liability company. Movietone has no significant ongoing activities and its only significant asset is a building located in Bombay, India. The acquisition of Movietone provided the Company with a 28,000 square foot facility in Bombay suitable to carry on the Company's business and located in an area designated for certain tax incentives and relaxed regulatory restrictions similar to those applicable to IMR's Bangalore operations. Currently, the Company is in the process of renovating this facility and expects it to be operational by the third quarter of 1997.
No assurance can be given that renovations of the Bombay facility will be completed on time or that the Indian government will continue to provide tax and other incentives to the software industry or in the area in which this facility is located.

  The Company believes that its facilities are near full utilization (other than its facility in Bombay, India which is under renovation).

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  The Company is not a party to any pending material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

  The Common Stock of the Company is traded on the Nasdaq National Market ("Nasdaq") under the symbol "IMRS." The Common Stock commenced trading on Nasdaq on November 8, 1996 in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $14.00 per share (the "Offering").

  Set forth below are the high and low sales prices for shares of the Common Stock commencing November 8, 1996 and ending December 31, 1996.

          Fiscal Period                High      Low
          -------------                ----      ---
          November 8, 1996 through
          December 31, 1996           $21.125  $13.875

  The number of shareholders of record of the Common Stock as of March 20, 1997, was 30 based on transfer agent reports.

  During the years ended December 31, 1996 and 1995, the Company declared dividends of $1,623,303 and $0, respectively. The 1996 dividends represented distributions, to the shareholders of the Company prior to the Company's initial public offering, equal to the Company's undistributed S corporation earnings from October 27, 1988 through the date of termination of the Company's S corporation status on November 11, 1996. (See Note 16 to Consolidated Financial
Statements.)   The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA
         ------------------ ----

                                                                        Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                     1996           1995           1994          1993           1992
                                                  ---------       --------       --------      --------       ---------
                                                                  (In thousands, except per share data)
BALANCE SHEET DATA:
Working Capital............................        $30,729        $ 2,355        $  (340)       $(2,504)       $ 1,065
Total assets...............................         48,953          8,666          7,099          6,453          2,927
Long-term debt, net of current portion.....              -          1,184          2,153          1,141              -
Shareholders' equity.......................         40,356          2,708            264           (559)         1,321
Shares outstanding at year-end.............          9,649          9,056          9,056          9,056             75

OPERATING DATA:
Revenues...................................         27,948         22,700         14,102         12,429         10,132
Gross profit...............................         11,704          8,991          5,439          2,298          3,724
Income from operations.....................          4,684          3,508            829         (3,246)           701
Net income.................................          2,588          2,518            814         (3,673)           656
Pro forma net income (1)(3)................          2,545          1,612
Pro forma net income per share (1)(3)......           0.22           0.12
Cash dividends (2).........................          1,623              -              -              8            158
Cash dividends per share (3)...............           0.14              -

Weighted average common stock and
 common stock equivalent
 outstanding (3)...........................         11,720         13,703

____________________
(1) Pro forma net income and net income per share give effect to the Company's conversion from an S corporation to a C Corporation for U.S. federal and state income tax purposes. As an S corporation, the Company was not subject to income taxes but instead passed its tax attributes through to its shareholders. As a C corporation, the Company will be subject to income taxes at corporate income tax rates. The pro forma data above presents net income and net income per share as if the Company had been subject to C corporation income taxes for the years ended December 31, 1995 and 1996.

(2) All cash dividends were Subchapter S distributions. Dividends are not anticipated in the foreseeable future.

(3)  Pro forma data has not been calculated for years prior to 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

  THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

  IMR provides application software outsourcing solutions for the IT departments of large businesses with intensive information processing needs. The Company's services, which generally are offered on a fixed-price, fixed time-frame basis, include core transitional outsourcing services (software development applications maintenance and re-engineering and migration) and Year 2000 conversion services. In addition, the Company offers programming and consulting services on a time-and-materials basis. The Company achieved record revenues in 1996. This revenue growth primarily reflected an increased demand for the Company's Year 2000 service offering. A majority of the growth occurred in the second half of 1996, as the Company's Year 2000 strategy and sales efforts produced several significant client engagements.

  Revenues from services provided on a fixed-price basis are recognized using the percentage of completion method. Revenues from services provided on a time-and-material basis are recognized in the period that services are provided. The Company bears the risk of cost over-runs and inflation with respect to its fixed-price projects. In order to mitigate these risks, the Company subdivides its projects into smaller phases, and the Company and its clients agree on a fixed-price and fixed-time frame prior to commencement of each phase. These agreements may be revised, pending approval by the Company and its clients, when a significant change in the scope or cost of a phase arises that neither the Company nor the client had anticipated. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price, fixed-time frame projects, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates. Although from time to time the Company has been required to make revisions to its work completion estimate, to date none of such revisions, in the aggregate, have had a material adverse effect on the Company's operating results or financial condition in any reporting period. See "Risk Factors That May Effect Future Results."

  The Company anticipates that revenues from Year 2000 services will continue to increase significantly as a percentage of the Company's total revenues over the next three years. The Company recently increased its staff of software development professionals to approximately 800 as of March 20, 1997 principally to perform the significant additional services required by its new Year 2000 contracts. The Company believes that demand for Year 2000 conversion services will diminish significantly after the year 2000 as many Year 2000 compliance solutions are implemented and tested. See "Risk Factors That May Effect Future Results."

  In November, 1996, the Company completed its initial public offering in which it realized proceeds of $40.7 million (net of $1.1 million in offering costs). The net proceeds were utilized to acquire the remaining interest in Information Management Resources (India) Limited ("IMR-India"), repay debt and pay a Subchapter S distribution to pre-Offering shareholders. In addition, proceeds of the Offering allocated to potential acquisitions were used in the first quarter of 1997 to acquire Link, the remaining interest in Information Management Resources (U.K.), Ltd. ("IMR-U.K.") and Movietone (a company having facilities in Bombay, India's strategic Santa Cruz Electronics Export Processing
Zone). The remaining cash is currently invested in short-term, investment-grade securities.

AFFILIATE RELATIONSHIPS

  From December 1994 until August 1996, the Company owned approximately 34.2% of the outstanding equity of IMR-India. In August 1996, the Company completed the acquisition of a 10.5% equity interest from Second India Investment Fund, B.V. In November 1996, the Company acquired an additional 18.4% of IMR-India from Satish K. Sanan, the Company's President, Chief Executive Officer and majority shareholder. In December, 1996, the Company completed the acquisition of an additional 35.1% of IMR-India from India Magnum Fund N.V., thereby increasing the Company's total ownership of IMR-India to 98.2%. The remaining 1.2% is owned by five individuals. Additionally, IMR-India has granted to certain of its employees options to acquire additional shares which, if fully vested, would upon exercise represent 3.5% of IMR-India's equity, and would cause the Company's equity interest to decrease. The Company's financial statements have been consolidated with the financial statements of IMR-India for all periods since September 1993, the date the Company first acquired an equity interest in IMR-India.

  As of December 31, 1996, the Company owned 39.5% of the outstanding equity of IMR-U.K. and Mr. Satish Sanan and his spouse together owned 10.5% of such outstanding equity. The balance of IMR-U.K.'s outstanding equity was owned by Link. The Company's acquisition of Link in February 1997, together with the Company's acquisition of the Mr. and Mrs. Sanan's interest in IMR-U.K. that same
month, provided the Company with 100% ownership of IMR-U.K. and Link.   IMR-U.K.
provides IT services in the U.K. and certain countries in western Europe. IMR-U.K. and Link will operate as a single, fully owned subsidiary of IMR. In accordance with the terms of the acquisition agreement, the effective date of the Link acquisition was January 8, 1997. Prior to January 8, 1997, the Company's investment in IMR-U.K. was accounted for on the equity method. Effective January 8, 1997, the Company will include the financial operations of IMR-U.K. and Link in its financial statements on a consolidated basis.

RESULTS OF OPERATIONS

  The following table summarizes for the years indicated, certain items from the Company's statements of income expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year.

                                                           Percentage Increase
                                Percentage of Revenues          (Decrease)
                               Year ended December 31,         Year to Year
                               -------------------------  ---------------------
                                1996     1995     1994    1995-1996   1994-1995
                               -------  -------  -------  ---------   ---------
Revenues......................  100.0%   100.0%   100.0%      23.1%       61.0%
Cost of revenues..............   58.1%    60.4%    61.4%      18.5%       58.3%
                               -------  -------  -------
Gross profit..................   41.9%    39.6%    38.6%      30.2%       65.3%


Selling, general and
  administrative expenses.....   25.1%    24.1%    32.7%      28.0%       18.9%
                               -------  -------  -------

Income from operations........   16.8%    15.5%     5.9%      33.5%      323.2%
                               =======  =======  =======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues. Revenues increased to $27.9 million, representing a 23.1% increase over prior year revenues of $22.7 million. Revenue growth for the year reflects management's decision in 1995 to aggressively pursue Year 2000 business. Revenues from Year 2000 services increased to $7.5 million in 1996 from $557,000 in 1995. Of these revenues, $6.0 million revenues were realized in the last two quarters. Core transitional outsourcing services (software development, application maintenance and migration and re-engineering) increased to $14.8 million in 1996 from $13.3 million in 1995. The Company considers this increase to be significant because it reflects the Company's continuing effort to generate growth through increased revenues from both Year 2000 and its core
transitional outsourcing services.   Programming and consulting services
revenues declined to $4.1 million in 1996 from $7.4 million in 1995 due to the reallocation of personnel and sales efforts to higher margin core transitional outsourcing and Year 2000 projects. In 1996 and 1995, international customers represented 6.5% and 6.4% of the Company's revenues, respectively.

  Cost of Revenues. Cost of revenues consist primarily of consultant wages, payroll taxes and benefits, operation and maintenance of the Company's offshore development facility in India, computer hardware and software, relocation, training and recruitment costs. Cost of revenues increased to $16.2 million in 1996 compared to $13.7 million in 1995 due to the increases in business volume and wages payable to technical personnel.

  Gross Profit. Gross profit increased to $11.7 million in 1996 from $9.0 million in 1995. As a percentage of revenue, gross profit increased to 41.9% from 39.6%. This increase reflected higher pricing achieved for the Company's services and a shift of personnel resources to more profitable core transitional outsourcing and Year 2000 service offerings. The increase was partially offset by wages paid to technical personnel.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.0% to $7.0 million in 1996 from $5.5 million in 1995. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, telecommunications, management, finance, administrative and occupancy costs. Selling, general and administrative costs were 25.1% of revenues in 1996 as compared to 24.1% of revenues in 1995. This increase reflected additional costs to establish a new incentive program for project personnel which commenced in the second half of 1995 as well as additional general and administrative expenses to expand the Company's infrastructure of administrative support personnel and equipment. In particular, the satellite links were upgraded and the India facility's general and administrative infrastructure was expanded.

  Income from Operations. Income from operations was $4.7 million in 1996 compared to $3.5 million in 1995, representing an increase of 33.5%.

  Other Income (Expense). The Company realized net other income of $36,000 in 1996 compared to $14,000 in 1995. Other income in 1995 included a $428,000 net gain realized from the sale by IMR-India of certain of its assets and real property in Bombay and Trivandrum. This 1995 gain was partially offset by a $110,000 loss in the Company's 39.5% equity investment in IMR-U.K. During 1996, the Company realized an $83,000 gain on its equity investment in IMR-U.K. In addition, the Company recognized approximately $132,000 of investment income from the investment of the net proceeds of its initial public offering.
Interest expense for 1996 and 1995 was $300,000 and $349,000, respectively. However, the Company repaid most of its long-term debt at the end of 1996.

  Minority Interest in Net Income. The minority interest in net income increased slightly to $730,000 in 1996 from $712,000 in 1995. This represents the equity investment in IMR-India's net income held by shareholders of IMR-India other than the Company. The increase represents higher profitability in IMR-India in 1996. However, this increase was offset by an increase in the percentage of IMR-India owned by the Company

  Provision for Income Taxes. The provision for income taxes increased from $293,000 in 1995 to $1.4 million in 1996. In November 1996, IMR terminated its Subchapter S Corporation tax status and recognized a nonrecurring tax charge of
$1.1 million. (See Note 14 to Consolidated Financial Statements.)   Prior to
this termination, the 1995 provision for income taxes only reflected only those taxes related to IMR-India.

  IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U. S. federal and state income tax has been provided thereon.

  To provide more meaningful information, the Company's financial statements also reflect the pro forma effect as if the Company was a C Corporation through 1996 and 1995. The pro forma provision for income taxes increased to $1.4 million in 1996 or 30.6% of net income before provision for income taxes and minority interest, from $1.2 million in 1995, or 34.0% of net income before provision for income taxes and minority interest. The decrease in the pro forma effective tax as a percentage of net income reflects the larger portion of the net income being contributed by IMR-India, which enjoys a lower tax rate than IMR.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Revenues. Revenues were $22.7 million in 1995, representing a 61.0% increase from revenues of $14.1 million in 1994. This increase reflected increases in both the size and the number of client projects. In 1995, the Company realized a significant increase in revenues from software development, application maintenance and migration and re-engineering projects. Revenues from the Company's five largest clients in 1995 represented 65.6% of 1995 revenues, while revenues from the Company's five largest clients in 1994 represented 49.0% of 1994 revenues. In particular, the Company benefited from a large migration contract that commenced in late 1994 and continued throughout 1995 as well as a large software development project that started in mid-1995.

  Cost of Revenues. Cost of revenues were $13.7 million in 1995, representing a 58.3% increase over cost of revenues of $8.7 million in 1994. Cost of revenues represented 60.4% and 61.4% of revenues in 1995 and 1994, respectively. This decrease as a percentage of revenues reflects the Company's implementation of tighter controls over project pricing and margins as well as an increase in higher margin Year 2000 projects. This decrease would have been larger except for the benefits of a number of higher margin contracts completed in the first quarter of 1994. In addition, in 1995 the Company incurred lower expenses due to the temporary reduction in personnel costs and other expenses during the consolidation of the Company's India offshore software development center from locations in Bombay and Trivandrum to the present location in Bangalore.

  Gross Profit. Gross profit was $9.0 million in 1995, representing a 65.3% increase over gross profit of $5.4 million in 1994. As a percentage of revenues, gross profit increased from 38.6% in 1994 to 39.6% in the same period for 1995 for the reasons stated above.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million in 1995 representing an 18.9% increase over selling, general and administrative expenses of $4.6 million in 1994. Selling, general and administrative expenses were 24.2% and 32.7% of revenues in 1995 and 1994, respectively. The decrease as a percentage of revenues was a result of the Company's ability to achieve significantly higher revenues in 1995 without a corresponding increase in management, finance, administrative and occupancy costs, a large portion of which are fixed in nature. The annual bonus payable to Mr. Sanan (equal to 10% of the Company's net pre-tax profits from U.S. operations) increased to $255,000 in 1995 from $34,000 in 1994.

  Income (Loss) from Operations. Income from operations was $3.5 million in 1995, representing a 323.2% increase over income from operations of $829,000 in 1994. As a percentage of revenues, income from operations increased from 5.9% in 1994 to 15.4% in the same period for 1995 for the reasons stated above.

  Other (Expense) Income. The Company realized other income of $14,000 in 1995 as compared to $498,000 in 1994. Other income in 1995 included a $428,000 net gain realized upon the sale of real estate and assets by IMR-India, offset by interest expense of $349,000 and the Company's share of losses in IMR-U.K. of $110,000. Other income in 1994 reflected income of $1.0 million derived from the Company's sale of a portion of its equity interest in IMR-India to India Magnum plus $71,000 realized upon the sale by IMR-India of certain assets and real property, partially offset by interest expense of $473,000 and the Company's share of a loss in IMR-U.K. of $126,000. At the beginning of 1994, the Company's interest in IMR-U.K. was 50.0%. The Company phased down the operations in IMR-U.K. in early 1994 and recommenced operations after receiving a 50.0% investment by The Link Group of Companies Limited in late 1994. The Company's interest in IMR-U.K.'s loss decreased from $126,000 in 1994 to $110,000 in 1995, reflecting the decrease in the Company's interest from 50.0% in 1994 to 39.5% in 1995.

  Minority Interest in Net (Income) Loss. In 1995, the minority interest in net income was $712,000 as compared to $63,000 in 1994. This sustained increase reflects significantly increased profits realized by IMR-India in 1995, as well as the decrease in the Company's equity interest. In 1995, the Company held a 34.2% equity interest in IMR-India, while the Company held a 69.3% equity interest in 1994.

  Provision (Benefit) for Income Taxes. The tax provision was $293,000 in 1995 as compared to $451,000 in 1994. During 1994, the Company paid $365,000 of India withholding taxes incurred in connection with the Company's sale of a portion of its equity interest in IMR-India to India Magnum. The 1995 tax provision includes taxes payable on the gain realized from the 1995 sale by IMR-India of certain assets and real property as well as an increase in taxable income for domestic operations of IMR-India in 1995.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents certain unaudited quarterly statements of operations data for each of the 8 quarters beginning January 1, 1995 and ending December 31, 1996. The information relating to the quarters beginning January 1, 1995 and ending on December 31, 1996 is derived from and is qualified by reference to the audited Consolidated Financial Statements appearing elsewhere in this document and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                  Quarter Ended
                ---------------------------------------------------------------------------------
                                  1995                                      1996
                ---------------------------------------   ---------------------------------------
                March 31   June 30   Sept. 30   Dec. 31   March 31   June 30   Sept. 30   Dec. 31
                --------   -------   --------   -------   --------   -------   --------   -------
                                                 (In Thousands)
Revenues.......   $5,203    $5,372     $5,853    $6,272     $6,090    $6,307     $7,048    $8,503
Gross profit...    2,144     1,678      2,247     2,923      2,556     2,619      2,942     3,588
Income from
  operations...      806       547        790     1,365      1,010     1,073      1,125     1,476

                                                  Quarter Ended
                ---------------------------------------------------------------------------------
                                  1995                                      1996
                ---------------------------------------   ---------------------------------------
                March 31   June 30   Sept. 30   Dec. 31   March 31   June 30   Sept. 30   Dec. 31
                --------   -------   --------   -------   --------   -------   --------   -------
Revenues.......    100.0%    100.0%     100.0%    100.0%     100.0%    100.0%     100.0%    100.0%
Gross profit...     41.2      31.2       38.4      46.6       42.0      41.5       41.7      42.2
Income from
  operations...     15.5      10.2       13.5      21.7       16.6      17.0       16.0      17.4

  The Company's operations and related revenues and operating results historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of IT projects in which the Company is engaged, the contractual terms of such projects, delays incurred in the performance of such projects, the accuracy of estimates of resources and time frames required to complete ongoing projects, and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects could require the Company to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company had $30.7 million of working capital as compared to working capital of $2.3 million at December 31, 1995. This increase primarily resulted from the Company's receipt in 1996 of net proceeds of $40.7 million from its initial public offering. At December 31, 1996, the Company held $29.7 million in cash and cash equivalents and marketable securities.

  Net cash provided by (used in) operations in 1996, 1995 and 1994 was $5.2 million, $1.0 million and ($747,000), respectively. This increase in cash provided by operations reflects primarily increases in profitability and improvements in contract management and collection of revenues.

  Net cash (used in) provided by investing activities in 1996, 1995 and 1994 was ($19.1 million), $503,000 and $1.3 million, respectively. In 1996, the Company acquired a majority interest in IMR-India for $10.0 million, invested in marketable securities of $5.6 million and purchased property and equipment for $2.6 million. Future plans call for the continued expansion of the India facilities throughout 1997 of which over $2.0 million has been expended in the first quarter of 1997.

  Subsequent to the initial public offering, the Company repaid its outstanding long-term debt of approximately $900,000 and approximately 50% of the final Subchapter S distribution (See Note 16 to the Consolidated Financial Statements). The remaining 50% was classified as notes payable - shareholders at December 31, 1996, and was paid in full by the Company during March 1997.

  The Company maintains a line of credit with Barnett Bank which allows the Company to borrow up to 80% of the book value of the Company's accounts receivable with interest at 30-day LIBOR plus 1.8% (7.4% as of December 31, 1996). At December 31, 1996, there was no amount outstanding and payable under this line of credit and approximately $4.0 million was available for borrowing. Provisions of this line of credit and certain notes payable contain financial covenants, including covenants which require the Company to maintain certain financial ratios. At December 31, 1996, the Company was in compliance with these covenants.

 The Company maintains an export sales accounts receivable discounting facility with Canara Bank, an Indian government owned bank. Principal payments on amounts borrowed are due within 90 days of their respective borrowings. Interest is currently payable at 13.0%. At December 31, 1996, December 31, 1995 and December 31, 1994, approximately $0, $655,000 and $425,000, respectively, were due under this facility. The maximum amount available under this facility at December 31, 1996 was approximately $832,000. The facility is collateralized by IMR-India's export accounts receivable and property and equipment.

ASSET MANAGEMENT

  The Company's accounts receivables increased $2.8 million to $5.7 million at December 31, 1996 from $2.9 million at December 31, 1995. This increase was partially offset by an increase of $1.9 million in deferred revenues from $17,000 at December 31, 1995 to $1.9 million at December 31, 1996. A significant portion of the Company's business is executed on a fixed-price, fixed-time frame basis. Revenues on fixed-price contracts do not necessarily correlate to actual billings. Accordingly, accounts receivable may increase significantly in periods where there is a significant increase in deferred revenues (i.e., billings issued in advance of revenue recognition).

  A common financial measure is the calculation of days sales outstanding (DSO) in accounts receivable. Management believes that the calculation of DSO at December 31, 1996 should factor in (i) rapidly increasing revenues at year-end (revenues were $8.5 million for the fourth quarter of 1996 compared to $6.3 million for the fourth quarter of 1995) and (ii) the net increase in deferred revenues during the last quarter of approximately $576,000. When these factors are considered, DSO was 57 days and 46 days at December 31, 1996 and 1995, respectively. The 11 day increase was primarily attributable to delays in payments by customers. The delayed issuance of purchase orders by two customers accounted for $415,000 of invoices being overdue at December 31, 1996. The amounts payable by these two customers were collected in full during 1997. At March 21, 1997, more than 97% of the December 31, 1996 accounts receivable balance had been collected. Although there can be no assurance, the Company believes the remaining December 31, 1996 accounts receivable balance will also be collected.

 The Company has invested excess funds received from its initial public offering in investment-grade securities and money market instruments.

EFFECTS OF INFLATION

  The Company's most significant costs are the salaries and related benefits for its consultants and other professionals. Competition in the U.S., the U.K. and India for IT professionals with the advanced technological skills necessary to perform the services offered by the Company have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, the Company must adequately anticipate wage increases, particularly on its fixed-price contracts. Further, India has in the past experienced significant inflation. Historically, the Company's wage costs in India have been significantly lower than its wage costs in the U.S. and the U.K. for comparably-skilled employees, although wage costs in India are presently increasing at a faster rate than in the U.S. and the U.K.. There can be no assurance that the Company will be able to recover cost increases through increases in the prices that it charges for its services in the U.S. and elsewhere.

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued. SFAS 128 is designed to modify the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company will adopt SFAS 128 on its effective date. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data in future periods.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  MANAGEMENT OF GROWTH. An important element of the Company's strategy is to pursue continued rapid growth of its business. The Company's revenues increased approximately 23.1% in 1996, from $22.7 million in 1995 to $27.9 million in 1996. As of March 20, 1997, the Company employed approximately 800 software development professionals. The Company's growth will continue to place significant demands on its management and other resources. In particular, the Company will have to continue to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and continue to develop and improve its operational, financial, communications and other internal systems, both in the U.S. and offshore. The Company's inability to manage its growth effectively could have a material adverse effect on the quality of the Company's services and projects, its ability to attract and retain key personnel, its business prospects and its results of operations and financial condition. Any unexpected shortfall in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is unaccompanied by a corresponding increase in revenues, could also have a material adverse effect on the Company's results of operations and its financial condition.

  DEPENDENCE ON KEY EXECUTIVE. The Company's success will depend in large part upon the continued availability of the services of Satish K. Sanan, the Company's President, Chief Executive Officer and majority shareholder. The loss of the services of Mr. Sanan would have a material adverse effect on the Company. The Company does not intend to maintain key man insurance on the life of Mr. Sanan.

  VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has been highly volatile at relatively low trading volumes since the Company's initial public offering and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of services contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the IT services industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the IT services industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock.

  RELIANCE ON SIGNIFICANT CLIENTS. The Company has derived and believes that it will continue to derive a significant portion of its revenues from a limited number of large corporate clients. During 1996, the Company's five largest clients accounted for approximately 59.0% of revenues. NOVUS and SPS, which are affiliated companies, together accounted for approximately 31.0% of revenues in 1996. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not provide the same level of revenues in any subsequent year. The loss of any large client could have a material adverse effect on the Company's results of operations and financial condition. Because many of its contracted engagements involve projects that are critical to the operations of its clients' businesses, IMR's failure to meet a client's expectations could result in a cancellation or nonrenewal of the contract and could damage the Company's reputation and adversely affect its ability to attract new business. Furthermore, under substantially all of its contracts, the Company is not the exclusive outside source for IT services to the client. Accordingly, a client's dissatisfaction with IMR's performance could lead the client to purchase these services from another competitor.

  COMPETITIVE MARKET FOR TECHNICAL PERSONNEL. The future success of the Company's growth strategy will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that in the U.S., the U.K. and India there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT skills that keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. An inability to hire such additional qualified personnel could impair the Company's ability to adequately manage and complete its existing projects and to bid for or obtain new projects. Further, the Company must train and manage its growing employee base, requiring an increase in the level of responsibility for both existing and new management personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to assimilate new employees successfully. Accordingly, there can be no assurance that the Company will be successful in retaining current or future employees. In addition, a significant number of the Company's employees reside in India. Historically, the Company's India wage costs have been significantly lower than its wage costs in the U.S. and the U.K. for comparably skilled employees, although wage costs in India are presently increasing at a faster rate than in the U.S.

  DEPENDENCE ON INDIA OFFSHORE SOFTWARE DEVELOPMENT CENTER. A significant element of the Company's business strategy is to continue to leverage its offshore software development center in Bangalore, India which provides IMR with a cost advantage as well as the ability to provide 24-hour service to its clients. In order to provide its service delivery model, the Company must maintain active satellite communications between its offices, the offices of its clients in the U.S. and elsewhere and the Bangalore offshore software development facility. Any loss of the Company's ability to transmit voice and data through satellite communications to India could have a material adverse effect on the Company's results of operation and financial condition. In the past, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, from time to time, has been involved in conflict with neighboring countries. No assurance can be given that the Company will not be adversely affected by changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have an adverse impact on private sector entities, including the Company. During the past five years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected the Company include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of the benefits realized by the Company from its Indian operations could have a material adverse effect on the Company's results of operation and financial condition.

  FIXED-PRICE, FIXED-TIME FRAME CONTRACTS. As a core element of its business philosophy, the Company's strategy is to offer many of its IT services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. Although the Company uses its TSQM software engineering process and its past project experience to reduce the risks associated with estimating, planning and performing the fixed-price projects, the Company bears the risk of cost over-runs and inflation in connection with these projects. The Company's failure to estimate accurately the resources and time required for a project or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company's results of operation and financial condition.

  POTENTIAL DECREASE IN SERVICES AFTER ADDRESSING THE YEAR 2000 PROBLEM. The Company expects to derive a significantly higher percentage of its total revenues from Year 2000 conversion services for at least the next three years. The Company realized 26.9% of total revenues from Year 2000 conversion services in 1996. The Company believes that demand for Year 2000 conversion services will begin to diminish significantly after the year 2000 as many Year 2000 compliance solutions are implemented and tested. A core element of the Company's growth strategy is to use the business relationships and the knowledge of its clients' computer systems obtained in providing its Year 2000 services to generate additional IT projects for these clients. There can be no assurance, however, that the Company will be successful in generating additional business from its Year 2000 clients for other services. In addition, by utilizing significant resources during the next several years to solve its clients' Year 2000 problems, the Company's ability to continue to deliver other IT services could be adversely affected.

  COMPETITION. The IT services market is highly competitive and served by numerous national, regional and local firms, all of which are either an existing or potential competitor of the Company. Many of these competitors have significantly greater financial, technical and marketing resources and generate greater revenue than the Company, and there can be no assurance that the Company will not lose existing clients to such competitors. The Company believes that its ability to compete also depends in part on a number of factors outside its control, including the ability of its competitors to hire and retain professional and technical employees, the price at which others offer comparable services and the extent of its competitors' responsiveness to client needs.

  POTENTIAL LIABILITY TO CLIENTS. Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its IT services, there can be no assurance the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's results of operations and financial condition.

  IMMIGRATION ISSUES. The Company believes that its success in part has resulted from its ability to attract and retain persons with technical and project management skills from other countries, especially India. As of March 20, approximately 150 of the Company's U.S. employees were working for the Company in the H-1B, non-immigrant work permitted visa classification. There is a limit on the number of new H-1B petitions that the U.S. Immigration and Naturalization Service may approve in any government fiscal year, and in years in which this limit is reached, the Company may not be able to obtain H-1B visas necessary to bring critical foreign employees to the U.S. Compliance with existing U.S. immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the U.S., could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's results of operations and financial condition.

  POSSIBLE ACQUISITIONS. Given the highly fragmented nature of the IT services market, together with significant barriers to entry in major accounts, the Company believes that opportunities exist to expand through the selective acquisition of smaller regional IT services firms with established customers. Although the Company recently has completed the acquisition of IMR-U.K., Link and Movietone, there can be no assurance that the Company will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operations. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's results of operations and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of the Company as a whole.

  INTELLECTUAL PROPERTY RIGHTS. In order to protect its proprietary rights in its various intellectual properties, the Company relies upon a combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures. India and the U.K. are members of the Berne Convention, an international treaty. As members of the Berne Convention, the governments of India and the U.K. have agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S., the U.K. and India are adequate to protect it from misappropriation or unauthorized use of its copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India or the U.K. will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the U.S. or the U.K. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its Year 2000 proprietary rights or any of its other intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. The Company presently holds no patents or registered copyrights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. The Company expects that the risk of infringement claims against the Company will increase if more of the Company's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's results of operations and financial condition.

  VARIABILITY OF QUARTERLY OPERATIONS AND FINANCIAL RESULTS. The Company's operations and related revenues and operating results historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of IT projects in which the Company is engaged, the contractual terms of such projects, delays incurred in the performance of such projects, the accuracy of estimates of resources and time frames required to complete ongoing projects, and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects could require the Company to continue to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition. As a result of the foregoing factors, the Company's operating results for a future quarter may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock likely will be adversely affected.

  FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report on Form 10-K contains certain forward-looking statements, including, among others: (i) the potential extent of the Year 2000 problem and the anticipated growth in the Year 2000 services market; (ii) presently anticipated trends in the Company's results of operations and financial condition; (iii) the ability of the Company to rely on cash generated from operations and the proceeds of this Offering to finance its working capital requirements; (iv) the Company's business strategy for expanding its services; and (v) the Company's ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include: (i) the shortage of reliable market data regarding the Year 2000 conversion services market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the Year 2000 conversion services market; (v) the Company's failure to perform Year 2000 conversion projects to a client's satisfaction; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors That May Effect Future Results" discussion, there can be no assurance that the forward-looking statements contained in this Prospectus will in fact transpire.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

  Financial Statements:
       Independent Auditors' Reports
       Consolidated Balance Sheets - December 31, 1996 and 1995
       Consolidated Statements of Income - Years Ended December 31, 1996, 1995
        and 1994
       Consolidated Statements of Changes in Shareholders' Equity - Year Ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
        1995 and 1994
       Notes to Consolidated Financial Statements

  Selected Quarterly Financial Data is included in Item 7 under the heading "Managements's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations".

 The financial statements begin on the following page.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
  Shareholders of Information Management Resources, Inc.

  We have audited the accompanying consolidated balance sheets of Information Management Resources, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Information Management Resources (India) Limited, a consolidated subsidiary, as of December 31, 1995 and for the years ended December 31, 1995 and 1994, constituting approximately 31% of consolidated assets as of December 31, 1995 and approximately 81% and 86% of consolidated cost of revenues for the years ended December 31, 1995 and 1994, respectively (see Note 2). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Information Management Resources (India) Limited, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of Information Management Resources, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                         Coopers & Lybrand L.L.P

Tampa, Florida
March 7, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To The Board of Directors of
  Information Management Resources (India) Limited

  We have audited the accompanying balance sheet of Information Management Resources (India) Limited (a company incorporated in India) as of December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Management Resources (India) Limited as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and December 31, 1994 in conformity with generally accepted accounting principles in the United States of America.


                                    ARTHUR ANDERSEN & ASSOCIATES


Bombay, India
September 6, 1996

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                     ------------------------
                                                                         1996         1995
                                                                     -----------   ----------
                                   ASSETS
Current assets:
   Cash and cash equivalents......................................   $24,081,743   $1,620,968
   Marketable securities..........................................     5,643,535            -
   Accounts receivable............................................     5,669,626    2,905,920
   Unbilled work in process.......................................     1,073,965      708,094
   Accounts receivable, affiliates................................       646,220            -
   Notes receivable, affiliate....................................       533,750            -
   Other current assets...........................................       890,341      468,940
                                                                     -----------   ----------
         Total current assets.....................................    38,539,180    5,703,922
Property and equipment, net of accumulated depreciation...........     3,702,918    1,699,084
Capitalized software costs, net of accumulated amortization.......       719,978      548,691
Note receivable, affiliate........................................       158,750            -
Deposits and other assets.........................................       437,716      263,382
Goodwill, net of accumulated amortization.........................     5,394,569      451,370
                                                                     -----------   ----------
         Total assets.............................................   $48,953,111   $8,666,449
                                                                     ===========   ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit loans.........................................   $         -   $  655,466
   Accounts payable...............................................     1,364,043      490,317
   Accrued expenses...............................................     2,878,049    1,484,443
   Income tax payable.............................................       476,750            -
   Deferred income taxes..........................................       257,832            -
   Current portion of long-term debt..............................             -      326,640
   Current maturities of capital lease obligations................        55,444      132,642
   Current portion of notes payable-shareholders..................       813,754      242,457
   Deferred revenue...............................................     1,964,576       17,270
                                                                     -----------   ----------
         Total current liabilities................................     7,810,448    3,349,235
Long-term debt....................................................             -    1,077,077
Notes payable-shareholder.........................................             -      107,054
Capital lease obligations.........................................             -       54,514
Deferred income taxes.............................................       634,396       46,684
Other liabilities.................................................        84,879       82,507
                                                                     -----------   ----------
         Total liabilities........................................     8,529,723    4,717,071
                                                                     -----------   ----------
Minority interest.................................................        67,107    1,241,266
                                                                     -----------   ----------
Commitments and contingencies (Notes 13, 15 and 22)
Shareholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares authorized,
      no shares issued and outstanding............................             -            -
   Common stock, $.10 par value per share, 40,000,000 shares
      authorized, 9,649,090 and 9,055,960 issued and outstanding..       964,909      905,600
   Additional paid-in capital.....................................    38,841,667    1,167,244
   Retained earnings..............................................       669,034      705,956
   Cumulative foreign currency translation adjustment.............      (119,329)     (61,938)
                                                                     -----------   ----------
                                                                      40,356,281    2,716,862
Less treasury stock at cost, 5,000 shares at December 31, 1995....             -       (8,750)
                                                                     -----------   ----------
         Total shareholders' equity...............................    40,356,281    2,708,112
                                                                     -----------   ----------
         Total liabilities and shareholders' equity...............   $48,953,111   $8,666,449
                                                                     ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                      1996          1995          1994
                                                                  -----------   -----------   -----------
Revenues........................................................  $27,948,076   $22,700,170   $14,101,653
Cost of revenues................................................   16,243,746    13,708,782     8,662,244
                                                                  -----------   -----------   -----------
         Gross profit...........................................   11,704,330     8,991,388     5,439,409
Selling, general and administrative expenses....................    7,020,679     5,482,982     4,610,481
                                                                  -----------   -----------   -----------

         Income from operations.................................    4,683,651     3,508,406       828,928


Other income (expense):
   Income (loss) in equity investment...........................       83,131      (110,038)     (125,842)
   Interest expense.............................................     (300,526)     (348,652)     (472,606)
   Other income.................................................      253,048       472,609     1,097,015
                                                                  -----------   -----------   -----------

         Total other income.....................................       35,653        13,919       498,567
                                                                  -----------   -----------   -----------

Income before provision
   for income taxes and minority interest.......................    4,719,304     3,522,325     1,327,495
Provision for income taxes......................................    1,401,244       292,747       450,504
                                                                  -----------   -----------   -----------
         Income before minority interest........................    3,318,060     3,229,578       876,991

Minority interest in net income.................................     (730,373)     (711,993)      (62,587)
                                                                  -----------   -----------   -----------
         Net income.............................................  $ 2,587,687   $ 2,517,585   $   814,404
                                                                  ===========   ===========   ===========
Pro forma adjustment (See Note 2):
Historical net income...........................................  $ 2,587,687   $ 2,517,585
Pro forma adjustment to income tax expense......................      (42,756)     (905,114)
                                                                  -----------   -----------

Pro forma net income............................................  $ 2,544,931   $ 1,612,471
                                                                  ===========   ===========

Pro forma net income per share..................................  $      0.22   $      0.12
                                                                  ===========   ===========

Weighted average common and
   common stock equivalent shares outstanding...................   11,720,451    13,702,994
                                                                  ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                       Cumulative
                                                                        Foreign       Retained
                                     Common Stock         Additional    Currency      Earnings
                                -----------------------    Paid-In    Translation   (Accumulated     Treasury
                                  Shares       Amount      Capital     Adjustment     Deficit)         Stock         Total
                                -----------  ----------  ------------  -----------  -------------  -------------  -----------
Balance, January 1, 1994.......  9,055,960   $ 905,596   $ 1,167,248    $  (5,642)   $(2,626,033)  $          -   $  (558,831)
Translation adjustments........          -           -             -        8,723              -              -         8,723
Net income.....................          -           -             -            -        814,404              -       814,404
                                ----------   ---------   -----------   ----------   ------------   ------------   -----------

Balance, December 31, 1994.....  9,055,960     905,596     1,167,248        3,081     (1,811,629)             -       264,296
Repurchase of common stock.....          -           -             -            -              -         (8,750)       (8,750)
Translation adjustments........          -           -             -      (65,019)             -              -       (65,019)
Net income.....................          -           -             -            -      2,517,585              -     2,517,585
                                ----------   ---------   -----------   ----------   ------------   ------------   -----------

Balance, December 31, 1995.....  9,055,960     905,596     1,167,248      (61,938)       705,956         (8,750)    2,708,112
Issuance of common stock
   for options exercised.......    136,170      13,617             -            -              -              -        13,617
Repurchase of common stock.....          -           -             -            -              -     (1,489,272)   (1,489,272)
Retirement of treasury stock... (2,755,540)   (275,554)   (1,167,248)           -        (55,220)     1,498,022             -
Dividends paid.................          -           -             -            -     (1,623,303)             -    (1,623,303)
Termination of S Corporation
   tax status..................          -           -       946,086            -       (946,086)             -             -
Common stock issued in
   connection with initial
   public offering.............  3,212,500     321,250    40,395,794            -              -              -    40,717,044
Acquisition of majority
   shareholder's interest in
   subsidiary..................          -           -    (2,500,213)           -              -              -    (2,500,213)
Translation adjustments........          -           -             -      (57,391)             -              -       (57,391)
Net income.....................          -           -             -            -      2,587,687              -     2,587,687
                                ----------   ---------   -----------   ----------   ------------   ------------   -----------

Balance, December 31, 1996.....  9,649,090   $ 964,909   $38,841,667    $(119,329)   $   669,034   $          -   $40,356,281
                                ==========   =========   ===========   ==========    ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                        -----------------------------------------
                                                                            1996           1995          1994
                                                                        -------------  ------------  ------------
Cash flows from operating activities:
   Net income.......................................................... $  2,587,687   $ 2,517,585   $   814,404
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization....................................      777,751       491,085       545,696
      Gain on sale of property and equipment...........................            -      (520,672)      (76,473)
      Gain on sale of subsidiary.......................................            -             -    (1,013,503)
      Unrealized exchange losses.......................................        8,790        62,862         4,938
      (Gain) loss in equity investment.................................      (83,131)      110,038       125,842
      Minority interest in net income..................................      730,373       711,993        62,587
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process..............   (3,129,577)   (1,638,061)     (568,910)
         Accounts receivable-affiliate.................................     (646,220)            -             -
         Other current assets..........................................     (573,324)      (69,167)     (160,708)
         Deposits and other assets.....................................      (91,203)      (14,042)      (65,528)
         Accounts payable..............................................      873,726      (716,594)      604,019
         Accrued expenses..............................................    1,393,606       282,439      (848,277)
         Income tax payable............................................      476,750             -             -
         Deferred income taxes.........................................      865,407        39,395        64,849
         Deferred revenue..............................................    1,947,306      (243,544)     (281,204)
         Other liabilities.............................................       14,979        14,821        45,629
                                                                        ------------   -----------   -----------
         Total adjustments.............................................    2,565,233    (1,489,447)   (1,561,043)
                                                                        ------------   -----------   -----------
         Net cash provided by (used in) operating activities...........    5,152,920     1,028,138      (746,639)
                                                                        ------------   -----------   -----------

Cash flows from investing activities:
   Acquisition of interest in consolidated subsidiary..................   (9,967,942)            -             -
   Investment in marketable securities.................................   (5,511,475)            -             -
   Proceeds from sale of investment in subsidiary......................            -         2,500     1,883,012
   Proceeds from sale of property and equipment........................            -     1,388,478       284,004
   Additions to capitalized software costs.............................     (302,014)     (170,088)     (385,603)
   Additions to property and equipment.................................   (2,604,738)     (710,217)     (312,282)
   Increase in equity investment and loans to affiliate................     (692,500)       (7,746)     (159,402)
                                                                        ------------   -----------   -----------
         Net cash provided by (used in ) investing activities..........  (19,078,669)      502,927     1,309,729
                                                                        ------------   -----------   -----------

Cash flows from financing activities:
   Net (repayments) borrowings from revolving credit line..............     (655,466)      230,227      (138,421)
   Proceeds from long-term debt........................................      900,000             -       574,586
   Payments on long-term debt..........................................   (1,777,150)   (1,024,881)     (440,292)
   Proceeds from notes payable-shareholder.............................            -       207,605        20,555
   Payments on notes payable-shareholder...............................     (349,511)      (50,426)            -
   Proceeds from capital lease obligation..............................            -             -        15,107
   Payments on capital lease obligations...............................     (131,712)     (157,954)     (180,327)
   Proceeds from issuance of common stock..............................   41,840,367             -             -
   Payment of costs in connection with issuance of common stock........   (1,109,706)            -             -
   Purchase of treasury stock at cost..................................   (1,489,272)       (8,750)            -
   Payment of dividends................................................      822,156             -             -
                                                                        ------------   -----------   -----------

         Net cash provided by (used in) financing activities...........   36,405,394      (804,179)     (148,792)
                                                                        ------------   -----------   -----------

Effect of exchange rate charges........................................      (18,870)     (118,815)         (272)
                                                                        ------------   -----------   -----------

Net increase in cash and cash equivalents..............................   22,460,775       608,071       414,026
Cash and cash equivalents at beginning of year.........................    1,620,968     1,012,897       598,871
                                                                        ------------   -----------   -----------

Cash and cash equivalents at end of year............................... $ 24,081,743   $ 1,620,968   $ 1,012,897
                                                                        ============   ===========   ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest.............................. $    300,526   $   377,100   $   438,100
                                                                        ============   ===========   ===========
   Cash paid during the year for income taxes.......................... $    132,421   $   229,500   $    33,200
                                                                        ============   ===========   ===========
Supplemental schedule of noncash investing and financing activities:
   Note payable-shareholders issued in lieu of dividend................ $    801,147   $         -   $         -
                                                                        ============   ===========   ===========
   Capital lease obligations incurred for property and equipment....... $          -   $         -   $    26,383
                                                                        ============   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS:

  Information Management Resources, Inc. and subsidiary (the Company) provides transitional software outsourcing solutions to the information technology departments of large businesses. The Company's services are provided to a variety of industries and customers located primarily in the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation--The consolidated financial statements include the accounts of Information Management Resources, Inc. (IMR) and its majority owned or effectively controlled foreign subsidiary, Information Management Resources (India) Limited, an Indian limited liability company (IMR-India). The Company's investment in Information Management Resources (U.K.) Limited (IMR-U.K.) is accounted for on the equity method. All significant inter-company balances and transactions have been eliminated.

  Effective September 1993, IMR acquired a 69.3% interest in IMR-India. IMR-India was incorporated in India in June 1990. Throughout 1994, IMR had a controlling financial interest in IMR-India. During December 1994, IMR sold a portion of its ownership in IMR-India thereby reducing its investment from 69.3% to 34.2%. The sale resulted in net cash proceeds of approximately $1,883,000 and resulted in a net gain of approximately $1,014,000, which is included in other income for the year ended December 31, 1994. During 1996, IMR purchased an additional 45.6% (260,000 shares) of IMR-India's outstanding common shares for approximately $6.9 million in cash in two separate transactions. These acquisitions are accounted for as purchases pursuant to the provisions of APB Opinion No. 16, "Business Combinations" and resulting goodwill is being amortized over a 10-year period. In addition, during November 1996, IMR acquired an additional 18.4% (104,800 shares) of IMR-India from the Company's majority shareholder for approximately $3.1 million in cash. The acquisition from IMR's majority shareholder is accounted for as a reduction of equity (See Note 21).

  IMR accounts for its investment in IMR-India utilizing the consolidation method for all periods presented, because effective control had been maintained through the continued direct financial interest in IMR-India held by IMR's majority shareholder. IMR-India's financial statements are prepared in conformity with U.S. generally accepted accounting principles.

  As a result of the acquisitions noted above, IMR owns 98.2% of the outstanding common shares of IMR-India.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  IMR also owns 39.5% of IMR-U.K. Prior to November 1994, IMR had effective control of IMR-U.K. through IMR's majority shareholder's financial interest in IMR-U.K. Management believes that the effect of not consolidating IMR-U.K. in the Company's financial statements for periods prior to November 1994 is not material. During February 1997, the Company acquired the remaining 60.5% of IMR-U.K. (see Note 22).

  Cash and Cash Equivalents--The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its investments at high quality financial institutions.

  Marketable Securities--The Company's short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standard
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments consist of United States and municipal government securities at December 31, 1996 and are stated at estimated fair value based upon market quotes.

  Revenue Recognition--Fixed-price contract revenue is recognized using the percentage of completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Any anticipated losses upon contract completion would be accrued currently.

  Unbilled work-in-progress represents revenues on contracts to be billed in subsequent periods as per in accordance with the terms of the contract. Deferred revenue represents amounts billed in excess of revenue earned. Service revenue from time-and-materials services is recognized as the services are provided. Software product sales are recorded as the products are shipped to the customers.

  Goodwill--Goodwill originated from the acquisition of IMR-India and is being amortized utilizing the straight-line basis over a 10-year period. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flow in relation to the assets to which this goodwill applies.

  Research and Development Costs--Research and development costs represent costs incurred for new product development and are included in selling, general and administrative expenses in the financial statements as incurred.

  Software Product Inventory--Software products represent third-party purchases of software held for resale and are stated at the lower of cost or market; cost being determined on the first-in, first-out (FIFO) method. Software products are included in other current assets.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  Property and Equipment--Property and equipment, including property under capital lease agreements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method and is charged to income over the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

  Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. Cost and accumulated depreciation on assets retired or disposed of are removed from the accounts and any gain and losses resulting therefrom are credited or charged to operations.

  Capitalized Software Costs--Capitalized software costs are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product or process is capitalized when both
(a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product or process have been completed.

  Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product.

  Income Taxes--Prior to November 1996, the Company elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code whereby taxable income is generally reported by the shareholders on their individual income tax returns. In connection with the initial public offering (See Note 16), the S Corporation election was terminated on November 11, 1996 and subsequently the Company became subject to U.S. federal and state income taxes as a C Corporation. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. (See Note 14.)

  Pro Forma Net Income--To properly reflect the Company's pro forma net income, the provision for income taxes has been adjusted as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates applicable to such periods. In addition, the pro forma adjustment to income tax expense for the year ended December 31, 1996 excludes the $1,075,000 one-time income tax expense resulting from the termination of the S Corporation status.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Foreign Currency Translation--The financial statements of IMR-India utilize a functional currency which is other than the U.S. dollar and are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of IMR-India are translated at exchange rates in effect on the reporting date. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are not included in determining net income but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are reported in net income but were not material to any period presented.

  Computation of Net Income per Share--Net income per common and common equivalent shares for the years ended December 31, 1996 and 1995, have been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method, as adjusted for the common stock split described in Note 16, is summarized as follows:

                                                             1996        1995
                                                          ----------  ----------
     Weighted average
        common stock outstanding........................   6,870,188   9,050,960

     Weighted average
        common stock equivalents........................   4,850,263   4,652,034
                                                          ----------  ----------
     Shares used in net income share calculation........  11,720,451  13,702,994
                                                          ==========  ==========

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements--In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data in future periods.

  Reclassification--Certain prior year financial statement balances have been reclassified to conform to the 1996 presentations.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MARKETABLE SECURITIES:

  The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. As such there were no significant differences between amortized cost and estimated fair value at December 31, 1996. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal through December 31, 1996.

  The following table presents the estimated fair value of marketable securities by category:

                                                            December 31,
                                                                1996
                                                            ------------
          Municipal debt securities.....................    $  5,511,475
          Interest income receivable....................         132,060
                                                            ------------
                                                            $  5,643,535
                                                            ============

  The maturity of the above marketable securities at December 31, 1996, is between one and three years.

4.  ACCOUNTS RECEIVABLE:

  The major classifications of accounts receivable at December 31, 1996 and 1995 were as follows:

                                                                    1996         1995
                                                                 ----------   ----------
          Accounts receivable, trade........................     $4,997,144   $2,320,252
          Unbilled accounts receivable-
             time-and-materials contracts...................        672,482      585,668
                                                                 ----------   ----------
                                                                 $5,669,626   $2,905,920
                                                                 ==========   ==========

5.  COSTS AND ESTIMATED EARNINGS ON COMPLETED AND UNCOMPLETED CONTRACTS:

                                                                1996           1995
                                                            ------------   -----------
          Costs incurred on completed
             and uncompleted contracts...................   $  6,692,453   $ 4,369,463
          Estimated earnings.............................      3,380,593     1,443,266
                                                            ------------   -----------
                                                              10,073,046     5,812,729
          Less billings to date..........................    (10,963,657)   (5,121,905)
                                                            ------------   -----------
                                                            $   (890,611)  $   690,824
                                                            ============   ===========

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. COSTS AND ESTIMATED EARNINGS ON COMPLETED AND UNCOMPLETED CONTRACTS (CONTINUED):

  The following is included in the accompanying balance sheets:

                                                                                  1996          1995
                                                                              -----------   -----------
          Unbilled work in process -fixed-price contracts.................    $ 1,073,965   $   708,094
          Deferred revenue-fixed price contracts..........................     (1,964,576)      (17,270)
                                                                              -----------   -----------
                                                                              $  (890,611)  $   690,824
                                                                              ===========   ===========

6.  OTHER CURRENT ASSETS:

  Other current assets at December 31, 1996 and 1995 consisted of the following:

                                                                           1996          1995
                                                                        -----------   -----------
          Employee advances......................................       $    73,548   $   141,044
          Software product inventory.............................            40,992        84,094
          Prepaid expenses.......................................           701,027       234,857
          Other receivable.......................................            52,987             -
          Advances to affiliates.................................            21,787             -
          Deferred income taxes..................................                 -         8,945
                                                                        -----------   -----------
                                                                        $   890,341   $   468,940
                                                                        ===========   ===========

7.  PROPERTY AND EQUIPMENT:

  The major classifications of property and equipment at December 31, 1996 and 1995 were as follows:

                                                                            Estimated
                                                                           Useful Life
                                                                             (Years)                  1996          1995
                                                                           -----------         -----------   -----------
          Building and improvements............................               10-40            $   348,118   $   159,164
          Computer equipment...................................               5 - 6              2,175,260     1,104,225
          Computer software....................................                5-10              1,497,076       615,163
          Office furniture and equipment.......................                5-12                954,645       555,418
          Equipment under capital leases.......................                   5                485,603       503,171
          Construction in progress.............................                                      4,692         1,276
                                                                                               -----------   -----------
                                                                                                 5,465,394     2,938,417
          Less accumulated depreciation
             and amortization..................................                                 (1,762,476)   (1,239,333)
                                                                                               -----------   -----------
                                                                                               $ 3,702,918   $ 1,699,084
                                                                                               ===========   ===========

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  PROPERTY AND EQUIPMENT (CONTINUED):

  The equipment under capital lease is pledged as collateral for the related lease obligations.

  Depreciation and amortization expense related to property and equipment was approximately $547,000, $425,000 and $426,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization on equipment under capital leases was approximately $403,000 and $313,000 at December 31, 1996 and 1995, respectively.

8.  CAPITALIZED SOFTWARE COSTS:

  Capitalized software costs at December 31, 1996 and 1995 were as follows:

                                                          1996       1995
                                                       =========   ========
          Capitalized software costs.................  $ 857,705   $555,691
          Accumulated amortization...................   (137,727)    (7,000)
                                                       ---------   --------
                                                       $ 719,978   $548,691
                                                       =========   ========

  Amortization expense related to capitalized software costs was approximately $131,000 in 1996 and $7,000 in 1995. No adjustments were made during 1996, 1995, or 1994 to write down capitalized software costs to net realizable value.

9.  GOODWILL:

  Goodwill at December 31, 1996 and 1995 was as follows:

                                                     1996         1995
                                                  ----------   ---------
          Goodwill............................    $5,631,559   $ 588,745
          Accumulated amortization............      (236,990)   (137,375)
                                                  ----------   ---------
                                                  $5,394,569   $ 451,370
                                                  ==========   =========

  Amortization expense related to goodwill was approximately $100,000, $60,000 and $120,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. ACCRUED EXPENSES:

  Accrued expenses at December 31, 1996 and 1995 consisted of the following:

                                                                              1996         1995
                                                                           -----------  -----------
          Accrued payroll and incentives..............................      $  882,664   $  556,515
          Accrued payroll taxes.......................................         423,056      368,974
          Employee Stock Purchase Plan................................         393,665            -
          Accrued vacations...........................................         234,640      306,433
          Initial public offering costs ..............................         125,000            -
          Software costs..............................................         245,000            -
          Due to affiliate............................................               -       27,027
          Other.......................................................         574,024      225,494
                                                                           -----------  -----------
                                                                            $2,878,049   $1,484,443
                                                                           ===========  ===========

11.  REVOLVING CREDIT LOANS:

     IMR-India maintains an export sales accounts receivable discounting facility. Up to February 1996, loans under this facility could be denominated in Indian rupees or U.S. dollars. Thereafter, the loans are denominated in Indian rupees. Principal payments on amounts borrowed are due within 90 days of their respective borrowings. Interest is payable at a rate set by the Reserve Bank of India (currently 13%). At December 31, 1996 and 1995, $0 and approximately $655,000, respectively, was due under this facility. The maximum amount available under this facility at December 31, 1996 was approximately $832,000. The facility is collateralized by IMR-India's total export accounts receivable, property and equipment, and is guaranteed by the Company's majority shareholder.

     Provisions of the above credit agreement contain certain financial covenants, the most restrictive of which are the maintenance of certain financial ratios.

12. NOTES PAYABLE-SHAREHOLDER:

     Notes payable-shareholder at December 31, 1996 and 1995 are summarized as follows:

                                                                              1996        1995
                                                                           ----------  ----------
          8% unsecured notes payable, due on demand....................    $ 801,147   $       -
          8% unsecured notes payable with principal and
             interest payable January 1996 through
             January 1998..............................................            -     361,777
          Accrued interest on above notes..............................       12,607      17,604
                                                                           ---------   ---------
                   Total notes payable-shareholder.....................      813,754     379,381
          Less: Advances to shareholder................................            -     (29,870)
                    Current portion of notes payable-shareholder.......     (813,754)   (242,457)
                                                                           ---------   ---------
                   Notes payable, shareholder,
                      net of current portion...........................    $       -   $ 107,054
                                                                           =========   =========

  Interest expense on notes payable-shareholder for the years ended December 31, 1996, 1995 and 1994 was approximately $19,000, $18,000 and $21,000, respectively.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. LONG-TERM DEBT:

  Long-term debt at December 31, 1996 and 1995 is summarized as follows:

                                                                          1996       1995
                                                                       ---------   ----------
          Term note payable with interest payable monthly at the
           financial institution's base rate plus 1.25% per annum,
           principal payable in monthly installments of $16,250
           commencing August 1996, collateralized by the
           Company's accounts receivable and equipment,
           assignment of certain assets owned by the majority
           majority shareholder and guaranteed by the
           Company's majority shareholder.........................     $       -   $  877,157

          7% per annum uncollateralized convertible note payable
           to a minority shareholder of IMR-India, interest
           payable semiannually, principal payable in semi-
           annual installments of $131,640 commencing
           September 1996 (under circumstances as defined in
           the agreement).........................................             -      526,560
                                                                       ---------   ----------
                                                                               -    1,403,717
          Less current portion....................................             -      326,640
                                                                       ---------   ----------
                                                                       $       -   $1,077,077
                                                                       =========   ==========

  A provision of the 7% uncollateralized convertible note payable required IMR-India common stock to achieve a certain value, as defined in the agreement, by June 30, 1996. In the event such shares of common stock did not achieve this value, the note would be repayable, or the lender had the option to convert the outstanding loan balance into 70,000 shares of IMR-India common stock by September 30, 1996. In June 1996, the value of IMR-India shares of common stock was achieved under an agreement for the purchase of the stock of the lender/minority shareholder. Upon completion of the purchase during August 1996, IMR-India's obligation to repay the note and the lender's option to convert this outstanding loan balance into 70,000 shares of IMR-India common stock were canceled, and this note was converted into additional paid-in capital of IMR-India.

  In August 1996, IMR-India obtained approval of a U.S. dollar denominated term loan of $1,300,000 from a financial institution to finance the expansion of their facility in Bangalore, India. The loan will be repayable in eight equal semiannual installments of $162,500 commencing September 1997. Interest on the loan is payable semiannually at the rate of LIBOR plus 3% per annum. The loan is collateralized by a first lien on IMR-India's property and equipment and a guarantee by the Company's majority shareholder. At December 31, 1996, no amount had been drawn on this loan.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  LONG-TERM DEBT (CONTINUED):

  IMR maintains a line of credit which was refinanced during May 1996 to a balance equal to 80% of the outstanding accounts receivable balance (as defined) of IMR at a rate of LIBOR plus 1.8% (7.4% at December 31, 1996). At December 31, 1996, no amount was outstanding on the line of credit. The line of credit is collateralized by the Company's accounts receivable, property and equipment and investment in subsidiaries.

  Provisions of the line of credit and certain notes payable contain certain financial covenants, the most restrictive of which is the maintenance of certain financial ratios. At December 31, 1996, the Company was in compliance with these covenants.

  SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. IMR's adjustable rate loans reprice frequently at current market rates. The rates of the Company's fixed obligations (also see Note 12) approximate those rates of the adjustable loans. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

  The fair value of IMR's time deposits and short-term borrowings are considered to approximate their carrying amounts because the interest rates on these instruments are regulated by the Reserve Bank of India, the Indian central bank, and are varied periodically to reflect market conditions. The fair value of IMR-India's uncollateralized convertible note payable at December 31, 1995 cannot be practicably determined due to certain unique features including a clause (subsequently invoked) that provided for its cancellation.

14.  INCOME TAXES:

  The provision for income taxes is as follows:

                                                             1996        1995       1994
                                                           ---------   --------   --------
     Current:
       Federal.....................................        $ 412,508   $       -  $       -
       State and local.............................           66,000           -          -
       Foreign.....................................           67,656     250,598    385,699
                                                           ---------   ---------  ---------
         Total current provision
           for income taxes........................          546,164     250,598    385,699

     Deferred:
       Federal.....................................          735,000           -          -
       State and local.............................          118,000           -          -
       Foreign.....................................            2,080      42,149     64,805
                                                           ---------   ---------   --------
         Total deferred provision
           for income taxes........................          855,080      42,149     64,805
                                                          ----------   ---------  ---------
         Total provision for income taxes..........       $1,401,244   $ 292,747  $ 450,504
                                                          ==========   =========  =========

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES (CONTINUED):

  Upon termination of the S Corporation election, as described in Note 2, current and deferred income taxes reflecting the tax effects of temporary differences between the Company's financial statement and the tax bases of certain assets and liabilities became liabilities of the Company. Accordingly, the above provision for income taxes includes a $1,075,000 nonrecurring expense resulting from the termination of the S Corporation election. In accordance with applicable sections of the Internal Revenue Code (IRC), the Company will defer the payment of 75% of the nonrecurring charge over the next three years.

  The components of the net deferred tax asset (liability) are as follows:

                                                      1996       1995
                                                   ----------  ---------
     Deferred tax assets:
       Accrued expenses........................    $  10,918   $  8,945

     Deferred tax liabilities:
       Property and equipment..................      (96,896)   (46,684)
       Cash to accrual conversion..............     (806,250)         -
                                                   ---------   --------
         Total deferred tax liabilities........     (903,146)   (46,684)
                                                   ---------   --------
                                                   $(892,228)  $(37,739)
                                                   =========   ========

  Balance sheet classification of net deferred tax asset (liability) is summarized as follows:

                                                      1996       1995
                                                   ----------  ---------
     Deferred tax asset-current................    $       -   $  8,945
     Deferred tax liability-current............     (257,832)         -
     Deferred tax liability-noncurrent.........     (634,396)   (46,684)
                                                   ---------   --------
                                                   $(892,228)  $(37,739)
                                                   =========   ========

  In addition, the Company has a deferred tax asset of $640,000 related to IMR-India's net operating loss carryforward for U.S. income tax purposes for that portion of income earned onsite in the U.S. These net operating losses expire through 2008. The Company has recorded a valuation allowance with regard to the future tax benefits related to these net operating losses, due to the uncertainty of their ultimate realization.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES (CONTINUED):

  Under the Indian Income Tax Act of 1961 (the "Act"), a substantial portion of IMR-India's income is exempt from Indian Income Tax as profits attributable to export operations or a tax holiday expiring in 1998. Under the Act, there are certain alternative minimum tax provisions which impose tax on net profits at a rate of approximately 13%. Management has received an opinion of legal counsel that these provisions are not currently applicable due to the tax holiday. Accordingly, the effective tax rate imposed on IMR-India's income is substantially less than the current statutory rate of 43%.

  IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States Federal and state income tax has been provided thereon. The unremitted earnings, net of foreign tax credits, are immaterial.

  The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income (loss) before income taxes and minority interest.

                                                                 1996         1995         1994
                                                              ----------   ----------   ---------
  Statutory tax provision................................     $1,604,000   $1,198,000   $ 451,000
  State taxes, net of federal benefit....................         34,000            -           -
  U.S. S Corporation not subject to federal
     Income taxes........................................       (989,000)    (779,000)   (449,000)
  Foreign withholding tax on gain incurred by
     S Corporation.......................................              -            -     365,000
  Difference between federal and foreign
     tax rates on permanently reinvested income
     of foreign subsidiary...............................       (365,000)    (175,000)    (13,000)
  (Income) loss in foreign equity investment.............        (22,000)      37,000      43,000
  Termination of S Corporation status....................      1,075,000            -           -
  Other, net.............................................         64,000       12,000      54,000
                                                              ----------   ----------   ---------
        Total provision for income taxes.................     $1,401,000   $  293,000   $ 451,000
                                                              ==========   ==========   =========

            Information Management Resources, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  LEASES:

  The Company leases certain equipment under capital leases. Future minimum lease payments under capital leases as of December 31, 1996 are as follows:

          Total minimum payments.....................     $  63,330
          Less amount representing interest..........         7,886
                                                          ---------
          Present value of minimum payments..........        55,444
          Less current portion.......................        55,444
                                                          ---------
          Long-term lease obligation.................     $       -
                                                          =========

  The Company leases office facilities and certain residential premises for foreign employees under noncancelable operating lease agreements. Rental expense under these leases was approximately $604,000, $517,000 and $406,000 during 1996, 1995 and 1994, respectively. Future minimum lease payments as of December 31, 1996 for leases with noncancelable terms in excess of the one year are approximately as follows:


          1997.......................................    $  638,000
          1998.......................................       392,000
          1999.......................................       145,000
          2000.......................................       139,000
          2001.......................................       146,000
          Thereafter.................................       661,000
                                                         ----------
               Total minimum payments................    $2,121,000
                                                         ==========

  During November 1995, IMR entered into a noncancelable lease agreement to sublease a portion of its office facilities. Rental income under this lease was approximately $145,000 in 1996 and $5,000 during 1995. Future minimum lease receipts as of December 31, 1996 are approximately $140,000 for 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS:

  On September 12, 1996, the Company filed Amended and Restated Articles of Incorporation which (i) effected a reclassification of each share of its voting and nonvoting common stock into 10 shares of common stock, par value $.10 per share, (ii) increased the Company's authorization of common stock to 40,000,000 shares; and (iii) created and authorized 10,000,000 shares of preferred stock, par value $.10 per share, under terms that allow the Board of Directors to designate one or more classes of preferred stock and to designate the rights, privileges, preferences and limitations of each such class. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reclassification.

  On November 11, 1996, in connection with the termination of IMR's S corporation election (see Note 2) IMR's remaining retained earnings were classified to additional paid-in capital.

  During 1996, the Company completed an initial public offering and received $40.7 million in cash (net of offering expenses of $1.1 million) in exchange for the issuance of 3,212,500 shares of common stock. The Company's common stock commenced trading on the Nasdaq National Market on November 8, 1996.

  Employee Stock Option Plan--IMR has granted non-qualified stock options to certain employees with vesting periods of up to five years. The number of shares of common stock authorized for issuance under this plan is 5,445,980. These options give the employee the right to purchase common stock at an exercise price estimated by management to be at least equal to the fair value of the stock at the date of the option's grant. For all options granted the term during which employees may exercise the option was initially 10 years. On July 15, 1996 management reset the term for all options granted through that date to 10 years starting July 15, 1996. All options granted subsequent to July 15, 1996 expire 10 years from their grant date. In the case of the options granted at the time of the Company's initial public offering in November of 1996, the exercise price is equal to $14 per share, the initial public offering price.

  Outside Directors Stock Option Plan--In September 1996, the Company established the Outside Directors Stock Option Plan, whereby outside directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 150,000. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each outside director is granted an option grant of 10,000 shares each biannual period which they serve on the Board which expire 10 years from the grant date. Beginning with the grant date, these options vest 50% at the end of the first year and 100% at the end of the second year. As of December 31, 1996, 120,000 options are available for future grants and 30,000 options are outstanding of which none are exercisable.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

  Stock Option Disclosures--The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in connection with the issuance of these options. Had compensation cost for the Company's stock options plan been determined based on the fair value at the grant dates for the awards under the plan consistent with the method of SFAS Statement 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the adjusted amounts indicated below:

                                                     1996         1995
                                                  ----------   ----------
          Pro forma net income:
            As reported........................   $2,544,931   $1,612,471
            As adjusted (unaudited)............   $2,088,873   $1,564,632

          Pro forma earnings per share:
            As reported........................   $     0.22   $     0.12
            As adjusted (unaudited)............   $     0.18   $     0.11

  The estimated per share fair value of options granted during 1996 and 1995 was $1.48 and $0.10, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: no dividend yield for each year presented; risk-free interest rates of 7.9% and 5.9%; expected lives of the options prior to exercise of 11.3 and 9.9 years. Because the Company was not publicly held when the majority of the grants were made, volatility of the stock price was omitted from the pricing model as permitted by SFAS 123.

  A summary of the status of the Company's stock option plan as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:

                                      1996                         1995                            1994
                        ----------------------------    -----------------------------    ----------------------------
                                    Weighted-Average                 Weighted-Average                Weighted-Average
Fixed Options             Shares     Exercise Price      Shares       Exercise Price      Shares      Exercise Price
--------------------    ----------  ----------------    --------   -------------------   --------   ------------------
Outstanding at
  beginning of year     2,205,450   $          0.10     1,042,250    $          0.10      820,760    $          0.10
Granted                 3,229,000   $          1.48     1,392,540    $          0.10      221,490    $          0.10
Exercised                (136,170)  $          0.10             -    $          0.10            -    $             -
Cancelled                (128,210)             0.10      (229,340)              0.10            -    $             -
                        ----------                      ----------                      ---------
Outstanding at
  end of year           5,170,070                       2,205,450                       1,042,250
                        =========                       =========                       =========

Options exercisable
   at year-end          4,551,410                       1,807,670                         428,130

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

  The following table summarizes certain information about stock options at December 31, 1996:

                          Options Outstanding                          Options Exercisable
          ---------------------------------------------------    ------------------------------
            Number        Weighted-Average                         Number
          Outstanding        Remaining                           Exercisable
          at 12/31/96     Contractual Life    Exercise Prices    at 12/31/96    Exercise Prices
          ------------    ----------------    ---------------    ------------   ---------------
            1,941,070            9.5 years    $          0.10      1,866,070    $          0.10
            2,803,340            9.5 years    $          0.50      2,670,340    $          0.50
              285,660            9.5 years    $          5.06              -    $          5.06
               10,000            9.8 years    $         10.00              -    $         10.00
              130,000            9.8 years    $         14.00         15,000    $         14.00
          -----------                                            -----------

            5,170,070                                              4,551,410
          ===========                                            ===========

  As of December 31, 1996, options to purchase 275,910 shares of Common Stock were available for future grants. Between the date of the initial public offering and December 31, 1996, no options were granted.

  Employee Stock Purchase Plan--The Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") became effective on October 1, 1996. A total of 200,000 shares of the Company's Common Stock have been reserved for issuance under the Stock Purchase Plan. An employee electing to participate in the Stock Purchase Plan must authorize a stated dollar amount or percentage of the employee's regular pay to be deducted by the Company from the employee's pay for the purpose of purchasing shares of Common Stock on a quarterly basis. The price at which employees may purchase Common Stock is 85% of the closing price of the Common Stock on the Nasdaq National Market on the first day of the quarter or the last day of the quarter, whichever is lower.

  The initial award of shares under this plan were granted subsequent to December 31, 1996.

  IMR-India Stock Option Plan--IMR-India has adopted a separate Employee Share Option Policy which provides for grants of options to employees to purchase common shares of IMR-India. The maximum number of options that may be granted under the policy was 51,900 common shares. Under the policy, options granted to an employee will vest upon completion of five years of continuous employment with IMR-India or its affiliates. Vested options are valid for exercise during the employees' employment with IMR-India or its affiliates and for a period of six months thereafter. Options not exercised within six months of cessation of employment expire.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

  A summary of the status of IMR-India's stock option plan is as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                                    Shares       Price
                                                  ----------  ------------
          Balance, January 1, 1994.............      13,000
          Granted..............................       4,000       $0.00
                                                  ---------
          Balance December 31, 1994............      17,000
          Granted..............................       8,500       $0.28
                                                  ---------
          Balance, December 31, 1995...........      25,500
          Canceled.............................      (5,000)      $0.00
                                                  ---------
          Balance, December 31, 1996...........      20,500    $0.00--$0.28
                                                  =========

  At December 31, 1996 and 1995, vested options were 1,000 and 1,000, respectively. There were no options exercisable at December 31, 1996, 1995 and 1994.

  Compensation expense has been recognized on the difference between fair value at the date of the grant and the exercise price pursuant to APB Opinion No. 25. Compensation expense is recognized over the life of the options. Compensation expense under this plan for the years ended December 31, 1996, 1995 and 1994 approximated $2,000, $24,000 and $46,000, respectively. Under IMR-India's policy, options to be granted subsequent to September 6, 1996 are to be granted at an exercise price equal to the fair market value of the common shares of IMR-India at the time of the grant.

17.  EMPLOYEE BENEFIT PLANS:

  IMR implemented a 401(k) defined contribution pension plan (the "Plan"), effective January 1, 1992, for employees meeting certain service requirements. IMR will match 50% of employees' contributions, up to 4% of their pay, limited to a maximum contribution of $1,000 per employee. Additional contributions may be made at the discretion of management. Contributions made to the Plan by IMR totaled approximately $20,000, $19,000 and $11,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  EMPLOYEE BENEFIT PLANS (CONTINUED):

  IMR-India maintains certain employee benefit plans that cover substantially all employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute 10 percent of base compensation, which is matched by a 10 percent contribution by IMR-India. Contributions made to the plan by IMR-India totaled approximately $79,000, $32,000 and $32,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  The gratuity plan is a statutory postemployment benefit plan providing defined lump sum benefits based on years of service and final average compensation. IMR-India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation. The contributions are based on actuarial valuations made by the insurance corporation as of March 31 each year. Contributions are made to this plan by IMR-India were less than $15,000 for each of the years ended December 31, 1996, 1995 and 1994.

18.  RELATED PARTIES:

  IMR-India provides software development services to IMR-U.K. at market rates. During the years ended December 31, 1996, 1995, and 1994, the Company recognized revenue from IMR-U.K. of approximately $877,000, $109,000 and $-0-,
respectively.   At December 31, 1996 and 1995, IMR-U.K. owed IMR-India $646,000 and $60,000, respectively for these services.

  At December 31, 1996, the Company had two notes receivable from IMR-U.K. totaling $692,500, which resulted from cash advances. These notes bear interest at 10% and 8% which is payable quarterly. Principal is payable in installments through 1998. During 1996, the Company recognized approximately $35,000 of interest income on these notes.

19.  CONCENTRATIONS OF CREDIT RISK:

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

  Concentrations of credit risk with respect to accounts receivable is limited due to the dispersion of the Company's customer base across different industries and geographies. The Company's two largest customers accounted for approximately 40%, 40% and 34% of revenue for the years ended December 31, 1996, 1995 and 1994, respectively, and 30% and 33% of accounts receivable as of December 31, 1996 and 1995, respectively. No other customer accounted for 10% of revenues for the above periods.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  OTHER INCOME:

  Other income is summarized as follows:

                                                                  1996        1995       1994
                                                                --------   ---------  ----------
          Gain on disposition of property and
           equipment in connection with relocation
           of IMR-India operations, net of relocation
           costs of $102,058 in 1995.......................     $      -   $427,907   $   71,209
         Gain on disposition of IMR-India stock............            -          -    1,013,503
         Investment and other income.......................      253,048     44,702       12,303
                                                                --------   --------   ----------
                                                                $253,048   $472,609   $1,097,015
                                                                ========   ========   ==========

21.  ACQUISITION OF IMR-INDIA:

  As described in Note 2, the Company acquired an additional 64.0% of IMR-India during 1996 which was accounted for as a purchase. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred on January 1, 1995:

                                                      1996          1995
                                                   -----------   -----------
          Revenue..............................    $27,948,076   $22,700,170
                                                   ===========   ===========

          Pro forma net income.................    $ 2,747,613   $ 1,800,631
                                                   ===========   ===========

          Pro forma net income per share.......    $      0.23   $      0.13
                                                   ===========   ===========

  These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduction in minority interest in net income and additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1995, or of future results of operations of the consolidated entities.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  SUBSEQUENT EVENTS:

  Link Group Holdings, Limited and Information Management Resources (U.K.), Limited--On February 10, 1997 (effective January 8, 1997), the Company acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom limited liability company. Link provides transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 71,708 shares of the Company's common stock. In addition, $1.6 million in cash is payable to Link's shareholders one year from closing. The Link acquisition will be accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired will be amortized over a period not to exceed ten years.

  Coincident with the above acquisition, the Company also acquired 10.5% of IMR-U.K. from the Company's majority shareholder and his spouse for $520,000 in cash. The purchase price was determined through negotiations between the Company and the shareholder and his spouse. The excess of the $520,000 purchase price over the net assets acquired will be charged as a reduction in equity.

  Prior to the above acquisitions, the Company owned 39.5% of IMR-U.K. (see Note
2) and Link owned 50% of IMR-U.K. After the above acquisitions, the Company effectively owned 100% of both Link and IMR-U.K.

  Movietone, Ltd.--In March 1997, the Company acquired 100% of the outstanding stock of Movietone, Ltd. (an Indian limited liability company) for approximately $1.7 million in cash. Movietone, Ltd. has no significant ongoing activities and its only significant asset is a building located in India's Santacruz Electronics Export Processing Zone. The acquisition will be recorded as a purchase pursuant to the provisions of APB Opinion No. 16. The entire purchase price will be allocated to the building as it approximates its fair value.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

                   NAME                     AGE                POSITION
------------------------------------------  ---  ---------------------------------------------
Satish K. Sanan(1)........................   49  Chairman of the Board; President and Chief
                                                 Executive Officer; Director
John R. Hindman...........................   48  Chief Financial Officer
Jeffery S. Slowgrove......................   39  Treasurer; Director
Kasi V. Sridharan.........................   42  Executive Vice President
Dilip Patel...............................   38  Vice President-General Counsel; Secretary
Ashutosh Gupta............................   41  President and Director, IMR-India
Philip Shipperlee.........................   50  Director; Managing Director, IMR-U.K.
Michael J. Dean...........................   37  Vice President - Finance, Europe
Charles C. Luthin (1)(2)(3)...............   54  Director
Vincent Addonisio (1)(2)(3)...............   42  Director

_______________
(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee

     Satish K. Sanan founded the Company in 1988 together with Mr. Slowgrove and has served as President, Chief Executive Officer and a director of the Company since its inception. Mr. Sanan also has served as a director of IMR-U.K. since 1993 and as Chairman of the Board of Directors of IMR-India since 1990. Prior to founding the Company, he was employed by SHL Systemhouse Limited from 1980 to 1988 where he was responsible for planning, directing and controlling the achievement of sales and delivery objectives.

     Ashutosh Gupta has served as President of IMR-India since August 1995 and as a director of IMR-India since January 1996. Prior to joining the Company, Mr. Gupta served in various positions for Citicorp Overseas Software Limited, located in Bombay, India from January 1988 until August 1995, including Group Head, International Marketing.

     John R. Hindman has served as Chief Financial Officer since March 1997. From November 1993 to September 1996, Mr. Hindman served as Chief Operating Officer and Chief Financial Officer of Precision Systems, Inc.(PSI), a software systems provider to the telecommunications industry. From September 1996 until February 1997, Mr. Hindman served as a financial consultant to PSI. From July 1988 until October 1993, Mr. Hindman served as Chief Financial Officer of Kimmins Environmental, a specialty contracting firm.

     Michael J. Dean has served as Vice President-Finance, Europe since March 1997. Prior to this assignment, Mr. Dean served as Chief Financial Officer of the Company from July 1996 until March 1997. Previously he served as Controller of the Company since July 1994. Prior to joining the Company, Mr. Dean served for ten years as a Manager for Harper, Van Scoik & Company, a Certified Public Accounting firm in Clearwater, Florida. Mr. Dean is a Certified Public Accountant.

     Kasi V. Sridharan has served as Executive Vice President since March 1997. Mr. Sridharan served as Vice President-Finance of the Company from October 1995 until March 1997. Mr. Sridharan also has served as a director of IMR-U.K. since March 1996 and as a director of IMR-India since April 1994. He served as Vice President-Finance of IMR-India from April 1992 until October 1995. From November 1988 until March 1992, Mr. Sridharan served as Chief Financial Officer for the Centre for Development of Advanced Computing in Pune, India. Mr. Sridharan is a Chartered Accountant.

     Jeffery S. Slowgrove founded the Company in 1988 together with Mr. Sanan and has served as Treasurer and a director of the Company since its inception. Mr. Slowgrove also has served as a director of IMR-India since 1990.

     Dilip Patel has served as Vice President-General Counsel and Secretary of the Company since March 1996. From August 1990 until March 1996, Mr. Patel was an attorney in the International Department of the Tampa, Florida law firm Fowler, White, Gillen, Boggs, Villareal & Banker, P.A. From 1983 until 1988 he practiced law as a solicitor with Cartwright, Cunningham, Haselgrove & Co. in London, England. Mr. Patel is a member of and is Board Certified in Immigration and Nationality law by the Florida Bar. He is admitted as a Solicitor of the Supreme Court of England and Wales.

     Philip Shipperlee has served as a director of the Company since August 1996 and has served as the Managing Director of IMR-U.K. since 1994. Mr. Shipperlee served as the Managing Director of Link Group Holdings Limited since June 1980. The Company expects Mr. Shipperlee to continue to serve as Managing Director of IMR-U.K. after operations have been combined with Link.

     Charles C. Luthin has been a director of the Company since August 1995. From October 1994 until July 1995, he served as Vice President-Finance of the Company. Since 1995, Mr. Luthin has served as Vice President-Finance for Eckerd Family Youth Alternatives, Inc. a not-for-profit entity located in Clearwater, Florida. From 1993 until 1994, Mr. Luthin served as President of Dow Sherwood Corporation, a corporation that owns and operates restaurants, and he currently serves on that company's board of directors. From 1989 until 1993, Mr. Luthin served as Vice President-Finance and Chief Financial Officer of Trans-marine Management Company, providing financial management and analysis for business interests of George M. Steinbrenner. From 1980 until 1989, Mr. Luthin served in various capacities for Walt Disney World Company, most recently as Vice President, Finance and Planning-Parks, where he was responsible for financial analysis and long-term planning for that company's theme park operations.

     Vincent Addonisio has been a director of the Company since August 1996. Mr. Addonisio has served as President of Parker Communications Network, Inc., a point of sale marketing network company, since January 1997. From July 1993 until November 1996, Mr. Addonisio served as a Director, Executive Vice President, Chief Financial Officer and Treasurer of ABR Information Services, Inc., a benefits administration outsourcing company.

Mr. Addonisio served as Chief Financial Officer of AER Energy Resources, Inc., a battery manufacturing company, from October 1992 until June 1993. From April 1991 until September 1992, Mr. Addonisio served as Vice President and Chief Financial Officer of IQ Software, Inc., a software development company. From 1983 to 1991, he served as Chief Financial Officer and Director of Proto Systems, a high technology company.

     The Board of Directors is divided into three classes, each of whose members will serve for a staggered three-year term. The Board is comprised of two Class I directors (Messrs. Sanan and Addonisio), two Class II directors (Messrs. Shipperlee and Luthin) and one Class III director (Mr. Slowgrove). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the initial Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the annual meeting of shareholders held following the end of fiscal years 1996, 1997 and 1998, respectively. There are no family relationships between any of the directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

       (a)  The following documents are filed as part of this report:

        (1) Financial Statements
            --------------------

            The financial statements of the Company and reports of independent auditors as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

        (2) Financial Statement Schedules
            -----------------------------

            Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

       (b)  Form 8-K
            --------

            There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

       (c)  Exhibits
            --------

            The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                                                    Description
-------     -------------------------------------------------------------------------------------------------------
   3.1*     Amended and Restated Articles of Incorporation of the Registrant.
   3.2*     Restated Bylaws of the Registrant.
   4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and
            Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
   4.2*     Specimen Stock Certificate.
  10.1*     Memorandum and Articles of Association of IMR-India.
  10.2*     Articles of Association of IMR-U.K.
  10.3*     Joint Venture Agreement dated October 17, 1994 among the Registrant, Satish K. Sanan, Anne
            Sanan and The Link Group; as amended pursuant to Amendment to Joint Venture Agreement dated
            December 11, 1995 and Second Amendment to Joint Venture Agreement dated February 29, 1996.
 10.4*+     Master Services Agreement dated April 1, 1996 between the Registrant and IMR-India.
 10.5*+     Master Services Agreement dated April 1, 1996 between IMR-U.K. and IMR-India.
 10.6*      Share Purchase Agreement dated July 22, 1996 between the Registrant and Second India.
 10.7*      Share Purchase Agreement dated July 4, 1996 between the Registrant and Satish K. Sanan.
 10.8*      Share Purchase Agreements dated September 12, 1996 between the Registrant and India Magnum.
 10.9*+     Master Services Agreement for Information Technology Professional and related schedules between the Registrant and Dayton Hudson Corporation.
 10.10*+    Master Services Agreement and related schedules between the Registrant and Dean Witter Discover &
            Co., Inc.
 10.11      [Reserved]
 10.12*+    Master Agreement for Computer Consulting and Programming Services and related schedules between the Registrant and Target Stores.
 10.13*     Revolving Line of Credit Business Loan Agreement dated June 5, 1996 between the Registrant and
            Barnett Bank of Pinellas County and related Promissory Note, Commercial Security Agreement and
            Continuing Unlimited Commercial Guaranty, each dated June 5, 1996.
 10.14*     Principal Plus Interest Business Loan Agreement dated June 5, 1996 between the Registrant and
            Barnett Bank of Pinellas County and related Promissory Note, Commercial Security Agreement and
            Continuing Unlimited Commercial Guaranty, each dated June 5, 1996.
 10.15*     Form of Employment Agreement between Registrant and Satish K. Sanan.
 10.16*     Form of Employment Agreement for Executive Officers.
 10.17*     401(k) Profit Sharing Plan effective January 1, 1992 and Amendment thereto effective January 1, 1994.
 10.18*     Stock Incentive Plan effective July 15, 1996.
 10.19*     Form of Directors Stock Option Plan.
 10.20*     Form of Employee Stock Purchase Plan.
 10.21*     Lease Agreement dated March 22, 1993 between the Registrant and ABR Plymouth Plaza, Ltd.
            regarding 22,578 square feet of office space located at 26750 U.S. Highway 19 North, Clearwater,
            Florida; First Amendment to Lease Agreement dated October 18, 1995 and Second Amendment to
            Lease Agreement dated December 11, 1995.
 10.22*     Sub-Lease Agreement dated October 17, 1995 between the Registrant and ABR Information Services,
            Inc. regarding 11,289 square feet of office space located at 26750 U.S. Highway 19 North,
            Clearwater, Florida.

                                 EXHIBIT INDEX
                                 -------------
                                  (CONTINUED)

Exhibit
Number                            Description
-------     ----------------------------------------------------------------------------------
10.23*      Stockholders' Agreement dated July 1, 1994.
10.24*      Form of Termination of Stockholders' Agreement.
10.25*      Form of Indemnification Agreement.
10.26*      Form of S Corporation Termination, Tax Allocation and Indemnification Agreement.
10.27*      Loan Agreement between IMR-India and Canara Bank and related documents.
10.28*      Loan Agreement between IMR-India and Exim Bank of India and related documents.
10.29       Employee Stock Purchase Plan, as amended.
11.1        Computation of Pro Forma Net Income Per Share.
21.1        List of Subsidiaries.
23.1        Consent of Coopers & Lybrand, L.L.P.
23.2        Consent of Arthur Andersen & Associates.
24.1        Powers of Attorney (included on signature page).
27.1        Financial Data Schedule.

__________
 * Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Registration No. 333-12037).
 + Confidential treatment has been granted with respect to portions of these documents. The omitted portions of these documents have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 1997.

                                      Information Management Resources, Inc.


                                      By: /s/ Satish K. Sanan
                                         -------------------------------------
                                                     Satish K. Sanan
                                         President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Satish K. Sanan and Dilip Patel, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                                Date
     ---------                             -----                                ----
   /s/ Satish K. Sanan          President; Chief Executive Officer        March 27, 1997
----------------------------                                            --------------------
     Satish K. Sanan            (Principal Executive Officer)
                                and Director


   /s/ John R. Hindman          Chief Financial Officer                   March 27, 1997
----------------------------                                            --------------------
     John R. Hindman            (Principal Financial Officer)


   /s/ Michael J. Dean          Vice President-Finance, Europe            March 27, 1997
-----------------------------                                           --------------------
     Michael J. Dean            (Principal Accounting Officer)


   /s/ Jeffery S. Slowgrove     Treasurer, Director                       March 27, 1997
-----------------------------                                           --------------------
    Jeffery S. Slowgrove


   /s/ Philip Shipperlee         Managing Director, IMR-U.K.;              March 27, 1997
-----------------------------                                           --------------------
    Philip Shipperlee            Director


   /s/ Charles C. Luthin         Director                                  March 27, 1997
-----------------------------                                           --------------------
    Charles C. Luthin


   /s/ Vincent Addonisio         Director                                  March 27, 1997
-----------------------------                                           --------------------
    Vincent Addonisio