Form 10-Q
period 1997-03-31
INFORMATION MANAGEMENT RESOURCES INC
filed 1997-05-14
CIK 1021772

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  for the quarterly period ended March 31, 1997


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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
     ------             ------

      As of May 12, 1997, there were 9,753,732 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                    INFORMATION MANAGEMENT RESOURCES, INC.


                              Table of Contents
                              -----------------


                        Part I - Financial information
                        ------------------------------



                                                                     Page
                                                                     ----
   Item 1. Consolidated Balance Sheets
           as of March 31, 1997 and December 31, 1996.........         3

           Consolidated Statements of Income
           for the Three Month Periods Ended
           March 31, 1997 and 1996.............................        4

           Consolidated Statements of Cash Flows
           for the Three Month Periods Ended
           March 31, 1997 and 1996.............................        5

           Notes to Consolidated Financial Statements..........        6


   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition..................        8


                          Part II - Other Information
                          ---------------------------


   Item 1.  Legal Proceedings..................................       11

   Item 5.  Other Information..................................       11

   Item 6.  Exhibits and Reports on Form 8-K...................       11

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                March 31,      December 31,
                                                                  1997            1996
                                                              ------------    ------------
                                                               (Unaudited)
                         ASSETS
Current assets:
   Cash and cash equivalents ..............................   $ 12,816,503    $ 24,081,743
   Marketable securities ..................................     11,750,043       5,643,535
   Accounts receivable ....................................      8,216,282       5,669,626
   Unbilled work in process ...............................      3,199,256       1,073,965
   Accounts receivable, affiliate .........................           --           646,220
   Notes receivable, affiliate ............................           --           533,750
   Other current assets ...................................      1,438,894         890,341
                                                              ------------    ------------

         Total current assets .............................     37,420,978      38,539,180
Property and equipment, net of accumulated depreciation ...      6,962,269       3,702,918
Capitalized software costs, net of accumulated amortization        744,405         719,978
Note receivable, affiliate ................................           --           158,750
Deposits and other assets .................................        513,938         437,716
Goodwill, net of accumulated amortization .................     10,347,648       5,394,569
                                                              ------------    ------------

         Total assets .....................................   $ 55,989,238    $ 48,953,111
                                                              ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Revolving credit loans .................................   $  1,071,319    $       --
   Accounts payable .......................................      1,653,895       1,364,043
   Accrued expenses .......................................      4,622,871       2,878,049
   Income tax payable .....................................        935,192         476,750
   Deferred income taxes ..................................        250,000         257,832
   Current portion of long-term debt ......................        232,680            --
   Current maturities of capital lease obligations ........         91,507          55,444
   Current portion of notes payable-shareholders ..........           --           813,754
   Deferred revenue .......................................      2,624,980       1,964,576
                                                              ------------    ------------

         Total current liabilities ........................     11,482,444       7,810,448
Long-term debt ............................................        698,039            --
Deferred income taxes .....................................        384,423         634,396
Other liabilities .........................................         88,808          84,879
                                                              ------------    ------------

         Total liabilities ................................     12,653,714       8,529,723
                                                              ------------    ------------

Minority interest .........................................         73,638          67,107
                                                              ------------    ------------
Shareholders' equity:
   Preferred stock ........................................           --              --
   Common stock ...........................................        975,373         964,909
   Additional paid-in capital .............................     40,311,694      38,841,667
   Retained earnings ......................................      2,100,775         669,034
   Cumulative foreign currency translation adjustment .....       (125,956)       (119,329)
                                                              ------------    ------------

         Total shareholders' equity .......................     43,261,886      40,356,281
                                                              ------------    ------------

         Total liabilities and shareholders' equity .......   $ 55,989,238    $ 48,953,111
                                                              ============    ============
  The accompanying notes are an integral part of these consolidated financial statements.

                                           3

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                   ---------------------------
                                                       1997             1996
                                                   ------------    ------------

Revenues .......................................   $ 14,347,229    $  6,089,685
Cost of revenues ...............................      8,041,965       3,489,373
                                                   ------------    ------------

         Gross profit ..........................      6,305,264       2,600,312

Selling, general and administrative expenses ...      3,920,701       1,576,007
Goodwill amortization ..........................        271,401          14,688
                                                   ------------    ------------

                                                      4,192,102       1,590,695
                                                   ------------    ------------

         Income from operations ................      2,113,162       1,009,617

Other (expense) income:
         Interest expense ......................        (66,872)        (63,297)
         Interest income and other .............        244,316           1,163
         Loss in equity investment .............           --           (16,014)
                                                   ------------    ------------

         Total other (expense) income ..........        177,444         (78,148)
                                                   ------------    ------------

Income before provision for income taxes and
         minority interest .....................      2,290,606         931,469

Provision for income taxes .....................        852,167          75,386
                                                   ------------    ------------

         Income before minority interest .......      1,438,439         856,083

Minority interest in net income ................         (6,698)       (153,731)
                                                   ------------    ------------

         Net income ............................   $  1,431,741    $    702,352
                                                   ============    ============

Pro forma income data (unaudited):

Historical net income ..........................   $  1,431,741    $    702,352
Pro forma adjustment to income tax expense .....           --           279,525
                                                   ------------    ------------

Pro forma net income ...........................   $  1,431,741    $    422,827
                                                   ============    ============

Pro forma net income per share .................   $       0.10    $       0.04
                                                   ============    ============
Weighted average common and
         common stock equivalent shares
          outstanding ..........................     14,629,312      11,175,082
                                                   ============    ============


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                          Three Months Ended March 31
                                                                          ----------------------------
                                                                              1997             1996
                                                                          ------------    ------------
Cash flows from operating activities:
   Net income .........................................................   $  1,431,741    $    702,264
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ...................................        610,956         170,121
      Loss in equity investment .......................................           --            16,014
      Minority interest in net income .................................          6,698         153,731
      Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable and unbilled work-in-process .............     (1,324,440)       (226,323)
         Accounts receivable-affiliate ................................           --            (2,823)
         Other current assets .........................................        177,409          37,483
         Deposits and other assets ....................................        (76,222)       (107,325)
         Accounts payable .............................................       (477,152)         22,189
         Accrued expenses .............................................       (956,067)       (491,152)
         Income tax payable ...........................................        388,813            --
         Deferred income taxes ........................................       (257,805)         14,690
         Deferred revenue .............................................        281,581         200,459
         Other liabilities ............................................         12,331          (1,905)
                                                                          ------------    ------------

         Total adjustments ............................................     (1,613,898)       (214,841)
                                                                          ------------    ------------

         Net cash provided by (used in) operating activities ..........       (182,157)        487,423
                                                                          ------------    ------------

Cash flows from investing activities:
   Investment in marketable securities ................................     (6,106,508)           --
   Additions to capitalized software costs ............................       (150,000)        (94,465)
   Additions to property and equipment ................................     (2,724,752)        (89,024)
   Increase in equity investment and loans to affiliate ...............           --          (392,500)
   Acquisition of subsidiaries, net of cash received ..................     (2,703,870)           --
                                                                          ------------    ------------

         Net cash used in investing activities ........................    (11,685,130)       (575,989)
                                                                          ------------    ------------

Cash flows from financing activities:
   Net borrowings from revolving credit line ..........................        136,248         397,989
   Proceeds from long-term debt .......................................        930,719            --
   Payments on long-term debt .........................................           --          (243,750)
   Payments on notes payable-shareholder ..............................       (822,156)       (240,042)
   Payments on capital lease obligations ..............................        (28,350)        (48,658)
   Proceeds from issuance of common stock .............................        391,915            --
   Purchase of treasury stock at cost .................................           --           (50,000)
                                                                          ------------    ------------

         Net cash provided by (used in) financing activities ..........        608,376        (184,461)
                                                                          ------------    ------------

Effect of exchange rate changes .......................................         (6,329)         31,747
                                                                          ------------    ------------

Net decrease in cash and cash equivalents .............................    (11,265,240)       (241,280)
Cash and cash equivalents at beginning of year ........................     24,081,743       1,620,968
                                                                          ------------    ------------


Cash and cash equivalents at end of period ............................   $ 12,816,503    $  1,379,688
                                                                          ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.


             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)



1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of all normal recurring adjustments, necessary for a fair presentation. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2.    ACCOUNTING POLICIES

      (a) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Information Management Resources, Inc. ("IMR" or the "Company"), its wholly owned subsidiaries and its effectively controlled foreign subsidiary. All significant intercompany balances and transactions have been eliminated.

      (b) MARKETABLE SECURITIES - The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. As such there were no significant differences between amortized cost and estimated fair value at March 31, 1997. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal through March 31, 1997.

            The following table presents the estimated fair value of marketable securities by category:

                                                               March 31,
                                                                  1997
                                                            --------------
                  Municipal debt securities................ $  11,375,556
                  Certificates of deposit - foreign........       213,534
                  Interest income receivable...............       160,953
                                                            -------------

                                                            $  11,750,043
                                                            =============


             The maturity of the above marketable securities at March 31, 1997, is between one and two years.

      (c) NET INCOME PER SHARE - Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Shares of stock issuable pursuant to stock options have been included where their effect is dilutive. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of stock options (using the treasury stock method).

      (d) RECLASSIFICATION - Recruiting expenses have been reclassified from cost of revenues to selling, general and administrative expenses for the three months ended March 31, 1996 to conform to the new classification of these expenses for the three months ended March 31, 1997.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                 (Unaudited)



3.    PRO FORMA NET INCOME

      Prior to November 1996, the Company elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code whereby taxable income is generally reported by the shareholders on their individual income tax returns. In connection with the Company's initial public offering, the S Corporation election was terminated on November 11, 1996 and subsequently the Company became subject to U.S. federal and state income taxes as a C Corporation.

      To properly reflect the Company's results of operations, the provision for income taxes has been adjusted, on a pro forma basis, as if the Company had been subject to federal and state income taxes at the marginal rates for the three months ended March 31, 1996 as a C Corporation.

4.    ACQUISITIONS

      LINK GROUP HOLDINGS LIMITED AND INFORMATION MANAGEMENT RESOURCES (U.K.) LIMITED ("IMR-U.K. Acquisition") - On February 10, 1997 (effective January 8,
1997), the Company acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom limited liability company. Link provides transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 71,708 shares of the Company's common stock. In addition, $1.6 million in cash is payable to Link's former shareholders one year from closing (included in accrued expenses). The Link acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) is amortized over a period not to exceed ten years.

      Coincident with the above acquisition, the Company also acquired 10.5% of Information Management Resources (U.K.) Limited (IMR-U.K.) from the Company's majority shareholder and his spouse for $520,000 in cash. The purchase price was determined through negotiations between the Company and the shareholder and his spouse. The excess of the $520,000 purchase price over the net assets acquired was charged as a reduction in equity.

      Prior to the above acquisitions, the Company owned 39.5% of IMR-U.K. and Link owned 50% of IMR- U.K. After the IMR-U.K. acquisition, the Company effectively owned 100% of both Link and IMR-U.K.

      MOVIETONE, LTD. - In March 1997, the Company acquired 100% of the outstanding stock of Movietone, Ltd. (an Indian limited liability company) for approximately $1.7 million in cash. Movietone, Ltd. has no significant ongoing activities and its only significant asset is a building located in the Santacruz Electronics Export Processing Zone in Bombay, India. The acquisition is recorded as a purchase pursuant to the provisions of APB Opinion No. 16. The entire purchase price was allocated to the building as it approximates its fair value.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

      The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      For the three months ended March 31, 1997, revenues increased to $14.3 million representing a 135.6% increase over the prior year's comparable period. The IMR-UK acquisition (see Note 4 of the Consolidated Financial Statements) accounted for $3.9 million of the revenue increase. The remaining $4.4 million of increased revenues were primarily attributable to the continued expansion of the Year 2000 service offering in the U.S. operations. The information technology ("IT") industry is currently focused on resolving the Year 2000 problem, as many existing computer systems run software programs permitting only two-digit entries for years and therefore cannot properly process dates in the next century. The Gartner Group, a recognized industry source, has estimated that the world-wide costs (including in-house costs) to resolve the Year 2000 problem could range from $300 billion to $600 billion. First quarter revenues from the Company's Year 2000 services increased to $6.2 million (including IMR-U.K. revenues), compared to less than $0.5 million for the first quarter of 1996.

      The Company's transitional outsourcing services (software development, application maintenance and migration, and re-engineering services), revenues were $5.7 million (including IMR-U.K. revenues) for the first quarter of 1997 compared to $4.1 million for the first quarter of 1996.

      Professional services revenues for the first quarter of 1997 were $2.3 million (including IMR-U.K. revenues) compared to $1.0 million for the first quarter of 1996.

      Gross profit increased to $6.3 million in the first quarter of 1997 compared to $2.6 million in the prior comparable period. As a percentage of revenue, gross profit increased to 44.0% in the first quarter of 1997 compared to 42.7% in 1996. The Company's gross profit percentage increased for the U.S. and India operations, however, the U.K. operations partially offset this increase as the newly acquired company had a substantial portion of lower margin professional service business.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)



FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

      For  the  three  months  ended  March  31,  1997,  selling,   general  and
administrative (SG&A) expenses increased to $3.9 million, compared to $1.6 million in 1996. As a percentage of revenues, SG&A expenses for the three months ended March 31, 1997 increased to 27.3% from 25.9% for the same period in 1996. The increase is attributable to the inclusion of IMR-U.K. SG&A expenses, regionalization of operations, additional costs associated with being a public company, and increases in costs related to expanding the Company's administrative support staff. The Company is currently expanding SG&A expense in anticipation of increasing business volume in late 1997 and 1998.

      Goodwill amortization increased to approximately $271,000 for the three months ended March 31, 1997 from approximately $15,000 for the three months ended March 31, 1996. This increase reflects the acquisition of 64.0% of IMR-India in the second half of 1996 and the IMR-U.K. acquisition effective January 8, 1997.

      As a percentage of revenues, income from operations for the three months ended March 31, 1997 decreased to 14.7% from 16.6% in the comparable period in 1996. As a percentage of revenues, 1.7% of this decrease was attributable to the expanded goodwill amortization described above. Operating income for the first quarter of 1997 was $2.1 million compared to $1.0 million in the prior comparable period, representing a 110.0% increase.

      The Company realized net other income of approximately $177,000 in the first quarter of 1997 compared to net other expense of approximately $78,000 in the prior comparable period. Other expense in the first quarter of 1996 included a loss related to the Company's equity investment in IMR-U.K. of approximately $16,000 and interest expense of approximately $63,000. During the first quarter of 1997, the Company recognized approximately $244,000 in investment income from the investment of the remaining net proceeds from its initial public offering and incurred approximately $67,000 of interest expense related primarily to credit facilities in India and the U.K. and shareholder notes payable.

      The provision for income taxes increased to approximately $852,000 at March 31, 1997 from approximately $75,000 at March 31, 1996. This increase is due to increased earnings and the Company's termination of its Subchapter S
Corporation tax status in conjunction with its initial public offering in November 1996. Prior to this termination the provision for income taxes only reflected taxes related to IMR-India.

      The pro forma effect as if the Company was a C corporation during the first quarter of 1996 is provided. Pro forma total income tax for the first quarter of 1997 was approximately $852,000 compared to approximately $355,000 in the first quarter of 1996. This represents an effective tax rate of 37.2% and 38.1% for the periods ended March 31, 1997 and March 31, 1996, respectively. The decrease in the effective tax rate reflects a greater portion of profits generated by the operations in India which has favorable tax rates.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)



FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

      Minority interest in net income decreased to approximately $7,000 for the three months ended March 31, 1997 from approximately $154,000 in the prior comparable period. This represents that portion of net income which is allocated to IMR-India minority shareholders. This decrease was a result of the acquisition of 64.0% of IMR-India by IMR-U.S. during late 1996.

      Net income for the first quarter of 1997 is approximately $1.4 million or $.10 per share compared to pro forma net income of approximately $423,000 or $.04 per share in the prior comparable period.

      As of March 31, 1997, the Company had a current ratio of 3.3 to 1, highly liquid assets (cash, cash equivalents and marketable securities) of $24.6 million and available bank lines of credit of $6.3 million. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                          Part II. Other Information





ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any pending material litigation.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         1. The Registrant filed a report on Form 8-K on January 10, 1997 under Item 4 indicating a change in the certifying accountant of Information Management Resources (India) Ltd. a majority owned subsidiary of Information Management Resources Inc.

         2. The Registrant filed a report on Form 8-K on January 27, 1997 under Item 2 containing information related to the IMR-U.K. Acquisition.

         3. The Registrant filed a report on Form 8-K on March 14, 1997 under Item 9 indicating the issuance of common stock related to the acquisition of Link Group Holdings Limited.

                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       INFORMATION MANAGEMENT RESOURCES, INC.




Date     May 13, 1997                   /s/ Satish K. Sanan
     -------------------------------    ----------------------------------------
                                        Satish K. Sanan
                                        Chief Executive Officer



Date     May 13, 1997                   /s/ John R. Hindman
     -------------------------------    ----------------------------------------
                                        John R. Hindman
                                        Chief Financial Officer

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX





Exhibit
Number                       Description                           Page
------                       -----------                           ----


   11       Computation of earnings per common share for the
            three month periods ended March 31, 1997 and 1996.......14

   27       Financial Data Schedule.................................15