Form 10-Q
period 1997-06-30
INFORMATION MANAGEMENT RESOURCES INC
filed 1997-08-14
CIK 1021772

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

              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  for the quarterly period ended June 30, 1997


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

      As of August 6, 1997, there were 16,774,958 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                     INFORMATION MANAGEMENT RESOURCES, INC.


                                Table of Contents
                                -----------------


                         Part I - Financial information
                         ------------------------------



                                                                           Page
                                                                           ----
Item 1.     Consolidated Balance Sheets
            as of June 30, 1997 and December 31, 1996..................     3

            Consolidated Statements of Income
            for the Three Month and Six Month Periods Ended
            June 30, 1997 and 1996.....................................     4

            Consolidated Statements of Cash Flows
            for the Six Month Periods Ended
            June 30, 1997 and 1996.....................................     5

            Notes to Consolidated Financial Statements.................     6


Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition.........................     9


                           Part II - Other Information
                           ---------------------------


Item 1.       Legal Proceedings........................................   14

Item 5.       Other Information........................................   14

Item 6.       Exhibits and Reports on Form 8-K.........................   14

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (Unaudited and in thousands)

                                                                 June 30,    December 31,
                                                                   1997         1996
                                                               -----------   ------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................     $ 19,059      $ 24,082
   Marketable securities ..................................       11,613         5,644
   Accounts receivable ....................................       13,006         5,670
   Unbilled work in process ...............................        2,265         1,074
   Accounts receivable, affiliate .........................         --             646
   Notes receivable, affiliate ............................         --             533
   Income taxes receivable ................................          889          --
   Deferred income taxes ..................................        2,846          --
   Other current assets ...................................        1,342           890
                                                                --------      --------

         Total current assets .............................       51,020        38,539
Property and equipment, net of accumulated depreciation ...        7,829         3,703
Capitalized software costs, net of accumulated amortization          589           720
Note receivable, affiliate ................................         --             159
Deposits and other assets .................................          887           438
Goodwill, net of accumulated amortization .................       10,205         5,394
                                                                --------      --------

         Total assets .....................................     $ 70,530      $ 48,953
                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit loans .................................     $    624      $   --
   Accounts payable .......................................        2,350         1,364
   Accrued expenses .......................................        7,669         2,878
   Income taxes payable ...................................         --             477
   Deferred income taxes ..................................         --             258
   Current portion of long-term debt ......................          162          --
   Current maturities of capital lease obligations ........           75            55
   Current portion of notes payable-shareholders ..........         --             814
   Deferred revenue .......................................        7,116         1,965
                                                                --------      --------

         Total current liabilities ........................       17,996         7,811
Long-term debt ............................................        1,018          --
Deferred income taxes .....................................          375           634
Other liabilities .........................................           95            85
                                                                --------      --------

         Total liabilities ................................       19,484         8,530
                                                                --------      --------

Minority interest .........................................           92            67
                                                                --------      --------

Shareholders' equity:
   Preferred stock ........................................         --            --
   Common stock ...........................................        1,523         1,447
   Additional paid-in capital .............................       44,961        38,359
   Retained earnings ......................................        4,578           669
   Cumulative foreign currency translation adjustment .....         (108)         (119)
                                                                --------      --------

         Total shareholders' equity .......................       50,954        40,356
                                                                --------      --------

         Total liabilities and shareholders' equity .......     $ 70,530      $ 48,953
                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                       INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited and in thousands except per share data)

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                 ---------------------     ---------------------
                                                   1997         1996          1997        1996
                                                 --------     --------     --------     --------
Revenues ....................................    $ 18,767     $  6,308     $ 33,114     $ 12,397
Cost of revenues ............................      10,371        3,522       18,413        7,011
                                                 --------     --------     --------     --------

         Gross profit .......................       8,396        2,786       14,701        5,386

Selling, general and administrative expenses        4,751        1,699        8,671        3,275
Goodwill amortization .......................         276           14          547           29
                                                 --------     --------     --------     --------

         Total operating expense ............       5,027        1,713        9,218        3,304
                                                 --------     --------     --------     --------

         Income from operations .............       3,369        1,073        5,483        2,082

Other income (expense):
         Interest expense ...................         (69)         (97)        (136)        (160)
         Interest income and other ..........         277           46          521           32
                                                 --------     --------     --------     --------

         Total other income  (expense) ......         208          (51)         385         (128)
                                                 --------     --------     --------     --------

Income before provision for income taxes and
         and minority interest ..............       3,577        1,022        5,868        1,954

Provision for income taxes ..................       1,082           39        1,934          115
                                                 --------     --------     --------     --------

         Income before minority interest ....       2,495          983        3,934        1,839

Minority interest in net income .............         (18)        (176)         (25)        (330)
                                                 --------     --------     --------     --------

         Net income .........................    $  2,477     $    807     $  3,909     $  1,509
                                                 ========     ========     ========     ========

Net income per share.........................       $0.11                     $0.18
                                                    =====                     =====

PRO FORMA INCOME DATA

Historical net income........................                 $   807                   $  1,509
Pro forma adjustment to income tax expense...                     286                        565
                                                              -------                   --------

Pro forma net income.........................                 $   521                   $    944
                                                              =======                   ========

Pro forma net income per share...............                   $0.03                      $0.06
                                                                =====                      =====
Weighted average common and
         common stock equivalent shares......      22,308      16,964        22,272       16,961
                                                   ======      ======        ======       ======

    The accompanying notes are an integral part of these consolidated financial statements.

                        INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited and in thousands)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                   1997         1996
                                                                                --------     --------
Cash flows from operating activities:
   Net income ..............................................................    $  3,909     $  1,509
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ........................................       1,372          234
      Unrealized exchange losses ...........................................         (20)         (14)
      Minority interest in net income ......................................          25          330
      Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable and unbilled work-in-process ..................      (5,180)        (752)
         Other current assets ..............................................         274         (205)
         Deposits and other assets .........................................        (448)        (118)
         Accounts payable ..................................................         219         (106)
         Accrued expenses ..................................................       2,090         (508)
         Income taxes payable ..............................................         216         --
         Deferred income taxes .............................................        --             12
         Deferred revenue ..................................................       4,772          532
         Other liabilities .................................................          18           (6)
                                                                                --------     --------

         Total adjustments .................................................       3,338         (601)
                                                                                --------     --------

         Net cash provided by operating activities .........................       7,247          908
                                                                                --------     --------

Cash flows from investing activities:
   Investment in marketable securities .....................................      (5,969)        --
   Additions to capitalized software costs .................................        (300)         (87)
   Additions to property and equipment .....................................      (3,771)        (502)
   Increase in equity investment and loans to affiliate ....................        --           (393)
   Acquisition of subsidiaries, net of cash received and liabilities assumed      (2,838)        --
                                                                                --------     --------

         Net cash used in investing activities .............................     (12,878)        (982)
                                                                                --------     --------

Cash flows from financing activities:
   Net (reductions) borrowings from revolving credit line ..................        (311)         120
   Proceeds from long-term debt ............................................       1,180          900
   Payments on long-term debt ..............................................        --         (1,216)
   Payments on notes payable-shareholder ...................................        (822)        (246)
   Payments on capital lease obligations ...................................         (45)         (83)
   Payment of dividends ....................................................        --            (22)
   Proceeds from issuance of common stock ..................................         528            3
   Proceeds from exercise of stock options .................................          46         --
   Purchase of treasury stock at cost ......................................        --            (77)
                                                                                --------     --------

         Net cash provided by (used in) financing activities ...............         576         (621)
                                                                                --------     --------

Effect of exchange rate changes ............................................          32           13
                                                                                --------     --------

Net decrease in cash and cash equivalents ..................................      (5,023)        (682)
Cash and cash equivalents at beginning of year .............................      24,082        1,621
                                                                                --------     --------

Cash and equivalents at end of period ......................................    $ 19,059     $    939
                                                                                ========     ========


    The accompanying  notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)



1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of all normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Information Management Resources, Inc. ("IMR" or the "Company"), its wholly owned subsidiaries and its effectively controlled foreign subsidiary. All significant intercompany balances and transactions have been eliminated.

    MARKETABLE SECURITIES - The Company currently invests in only high quality, short-term investments which are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such there were no significant differences between amortized cost and estimated fair value at June 30, 1997. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal through June 30, 1997.

          The following table presents the estimated fair value of marketable securities by category:

                                                           June 30, 1997
                                                           (In Thousands)
                                                           --------------

           Municipal debt securities....................   $      11,394
           Certificates of deposit - foreign............              19
           Interest income receivable...................             200
                                                           -------------
                                                           $      11,613
                                                           =============

          The maturity of the above marketable securities at June 30, 1997, is between one and two years.

    COMPUTATION OF NET INCOME PER SHARE - Net income per common and common equivalent shares has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. Shares of stock issuable pursuant to stock options have been included where their effect is dilutive. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share. Dilutive common equivalent shares consist of stock options (using the treasury stock method).

    RECLASSIFICATION - Recruiting expenses have been reclassified from cost of revenues to selling, general and administrative expenses for the three and six month periods ended June 30, 1996 to conform to the new classification of these expenses for the three and six month periods ended June 30, 1997.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)



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

    To properly reflect the Company's results of operations, the provision for income taxes is presented on a pro forma basis as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates for the three and six month periods ended June 30, 1996 as a C Corporation.

4.  ACQUISITIONS

    LINK GROUP HOLDINGS LIMITED AND INFORMATION MANAGEMENT RESOURCES (U.K.) LIMITED ("IMR-U.K. Acquisition") - On February 10, 1997 (effective January 8,
1997), the Company acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom limited liability company. Link provides transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 107,562 shares of the Company's common stock. In addition, $1.6 million in cash is payable to Link's former shareholders one year from closing. The Link acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired will be amortized over a period not to exceed ten years.

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

    Prior to the above acquisitions, the Company owned 39.5% of IMR-U.K. and Link owned 50% of IMR- U.K. After the above acquisitions the Company effectively owns 100% of both Link and IMR-U.K.

    Movitone Electronics Limited. - In March 1997, the Company acquired 100% of the outstanding stock of Movitone Electronics Limited (an Indian limited liability company) for approximately $1.7 million in cash. Movitone Electronics Limited has no significant ongoing activities and its only significant asset is a building located in India's Santacruz Electronics Export Processing Zone in Mumbai, India. The acquisition is recorded as a purchase pursuant to the provisions of APB Opinion No. 16. The entire purchase price was allocated to the building as it approximated its fair value.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)



5.  SHAREHOLDERS' EQUITY

          On June 19, 1997, the Company declared a 3-for-2 stock split in the form of a stock dividend payable on July 10, 1997 to shareholders of record on June 26, 1997. All applicable share and per share data in the accompanying financial statements have been retroactively adjusted to reflect this dividend.

          Changes in shareholders' equity for the six months ended June 30, 1997 is summarized as follows (in thousands):

                                              Common Stock
                                           -------------------     Paid-in     Retained  Translation
                                           Shares       Amount     Capital     Earnings   Adjustment      Total
                                          --------    --------    --------     --------    --------     --------
Balance, December 31, 1996 ...........      14,474    $  1,447    $ 38,359     $    669    $   (119)    $ 40,356
Link Acquisition .....................         108          11       1,078         --          --          1,089
Employee Stock Purchase ..............          64           7         521         --          --            528
Stock options exercised ..............         582          58         (12)        --          --             46
Tax benefit of stock options exercised        --          --         5,015         --          --          5,015
Net income ...........................        --          --          --          3,909        --          3,909
Translation Adjustment ...............        --          --          --           --            11           11
                                          --------    --------    --------     --------    --------     --------
Balance, June 30, 1997 ...............      15,228    $  1,523    $ 44,961     $  4,578    $   (108)    $ 50,954
                                          ========    ========    ========     ========    ========     ========


6.  SUBSEQUENT EVENT

    On August 5, 1997, the Company completed a second public offering of 1,500,000 shares of its authorized but unissued Common Stock, par value $0.10 per share. Net proceeds from this offering were approximately $45.6 million.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Registration Statement on Form S- 1 (Registration No. 333-30741) and its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

      For the three months ended June 30, 1997, revenues increased to $18.8 million representing a 197.5% increase over revenues of $6.3 million for the three months ended June 30, 1996. The January 8, 1997 IMR- U.K. acquisition (see
Note 4 of the Consolidated Financial Statements) accounted for $4.0 million of the revenue increase. In addition, transitional outsourcing services (software development, application maintenance, migration and re-engineering) revenues increased 36.6% over the second quarter of 1996. The largest revenue increase was attributable to the Company's continued expansion of its Year 2000 service offering. Second quarter revenues from the Company's Year 2000 services increased to $10.3 million (including IMR-U.K. revenues), compared to less than $1.0 million for the second quarter of 1996.

      Gross profit increased to $8.4 million in the second quarter of 1997 compared to $2.8 million in the prior comparable period. As a percentage of revenues, gross profit increased to 44.7% in the second quarter of 1997 compared to 44.2% in the second quarter of 1996. The Company's gross profit margin increased for the U.S. and India operations, however, the U.K. operations partially offset this increase as the newly acquired company derived a substantial portion of its revenues from professional services which generally result in lower profit margins.

      For the three months ended June 30, 1997, selling, general and administrative (SG&A) expenses increased to $4.8 million, compared to $1.7 million for the three months ended June 30, 1996. As a percentage of revenues, SG&A expenses for the three months ended June 30, 1997 decreased to 25.3% from 26.9% for the same period in 1996. This decrease as a percentage of revenue occurred due to the rapid increase in revenues compared to the rate of increase in SG&A. The increase in dollars is attributable to the IMR-U.K. acquisition, expansion of the delivery capacity, regionalization of operations, additional costs associated with being a public company, and increases in costs related to expanding the Company's general support staff (primarily recruiting, research and development and human resources). The Company will continue to increase its SG&A expense in anticipation of a potential increase in business volume in late 1997 and 1998.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

      Goodwill amortization increased to approximately $276,000 for the three months ended June 30, 1997 from approximately $14,000 for the three months ended June 30, 1996. This increase reflects the goodwill resulting from the acquisition of 64.0% of IMR-India in the second half of 1996 and the IMR-U.K. acquisition effective January 8, 1997.

      Operating income for the second quarter of 1997 was $3.4 million compared to $1.1 million in the comparable period of 1996, representing a 214.0% increase. As a percentage of revenues, income from operations for the three months ended June 30, 1997 increased to 18.0% from 17.0% in the comparable period in 1996.

      The Company realized net other income of approximately $208,000 in the second quarter of 1997 compared to net other expense of approximately $51,000 in the comparable period of 1996. Other expense in the second quarter of 1996 included interest expense of $97,000, interest and other income of $30,000 and a gain related to the Company's equity investment in IMR-U.K. of approximately $16,000. During the second quarter of 1997, the Company recognized approximately $277,000 in investment income from the investment of the remaining net proceeds from its initial public offering and incurred approximately $69,000 of interest expense related primarily to credit facilities in India and the U.K.

      The provision for income taxes increased to approximately $1.1 million for the three months ended June 30, 1997 from approximately $39,000 for the three months ended June 30, 1996. This increase is due to increased earnings and the Company's termination of its S Corporation tax status in conjunction with its initial public offering in November 1996. Prior to this termination the provision for income taxes only reflected taxes related to IMR-India. On a pro forma basis, giving effect to the Company's termination of its S Corporation tax status as of November 11, 1996, the income tax provision for the second quarter of 1996 would have been approximately $325,000. This represents an effective pro forma tax rate of 30.2% and 31.8% for the three month periods ended June 30, 1997 and June 30, 1996, respectively. The decrease in the effective tax rate reflects a greater portion of profits generated by the operations in India which has favorable tax rates and the investment of excess liquid assets into tax exempt investments.

      Minority interest in net income decreased to approximately $18,000 for the three months ended June 30, 1997 from approximately $176,000 in the comparable period in 1996. This represents the portion of IMR- India's net income which is allocated to IMR-India's minority shareholders. This decrease was a result of the acquisition of 64.0% of IMR-India by IMR-U.S. during late 1996.

      Net income for the second quarter of 1997 is approximately $2.5 million or $.11 per share compared to pro forma net income of approximately $521,000 or $.03 per share in the comparable period in 1996.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

      For the six months ended June 30, 1997, revenues increased to $33.1 million representing a 167.1% increase over revenues of $12.4 million for the six months ended June 30, 1996. The January 8, 1997 IMR-U.K. acquisition (see
Note 4 of the Consolidated Financial Statements) accounted for $7.8 million of the revenue increase. In addition, transitional outsourcing services (software development, application maintenance, migration and re-engineering) revenues and in particular Year 2000 revenues continued to expand. For the first six months of 1997 revenues from the Company's Year 2000 services increased to $16.5 million (including IMR-U.K. revenues), compared to approximately $1.5 million for the first six months of 1996.

      Gross profit increased to $14.7 million in the first six months of 1997 compared to $5.4 million in the prior comparable period. As a percentage of revenues, gross profit increased to 44.4% in the first six months of 1997 compared to 43.4% in the first six months of 1996. The Company's gross profit margin increased for the U.S. and India operations, however, the U.K. operations partially offset this increase as the newly acquired company derived a substantial portion of its revenues from professional services which generally result in lower profit margins.

      For the six months ended June 30, 1997, selling, general and administrative (SG&A) expenses increased to $8.7 million, compared to $3.3 million for the six months ended June 30, 1996. As a percentage of revenues, SG&A expenses for the six months ended June 30, 1997 decreased to 26.2% from 26.4% for the same period in 1996. While as a percentage of revenues SG&A expenses decreased slightly, the increase in real terms is attributable to the inclusion of IMR-U.K. SG&A expenses, expansion of the delivery capacity, regionalization of operations, additional costs associated with being a public company, and increases in costs related to expanding the Company's general support staff (primarily recruiting, research and development and human resources). The Company will continue to increase SG&A expense in anticipation of a potential increase in business volume in late 1997 and 1998.

      Goodwill amortization increased to approximately $547,000 for the six months ended June 30, 1997 from approximately $29,000 for the six months ended June 30, 1996. This increase reflects the goodwill resulting from the acquisition of 64.0% of IMR-India in the second half of 1996 and the IMR-U.K. acquisition effective January 8, 1997.

      Operating income for the first six months of 1997 was $5.5 million compared to $2.1 million in the prior comparable period, representing a 163.4% increase. As a percentage of revenues, income from operations for the six months ended June 30, 1997 decreased to 16.6% from 16.8% in the comparable period in 1996. As a percentage of revenues, 1.7% of this change was attributable to expanded goodwill amortization described above, offset by the affect of revenues increasing more rapidly than operating expenses.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

      The Company realized net other income of approximately $385,000 in the first six months of 1997 compared to net other expense of approximately $128,000 in the comparable period of 1996. Other expense in the first six months of 1996 included interest expense of $160,000 offset by interest and other income of $32,000. During the first six months of 1997, the Company recognized approximately $521,000 in investment income from the investment of the remaining net proceeds from its initial public offering and incurred approximately $136,000 of interest expense related primarily to credit facilities in India and the U.K. and shareholder notes payable.

      The provision for income taxes increased to approximately $1.9 million for the six months ended June 30, 1997 from approximately $115,000 for the six months ended June 30, 1996. This increase is due to increased earnings and the Company's termination of its S Corporation tax status in conjunction with its initial public offering in November 1996. Prior to this termination the provision for income taxes only reflected taxes related to IMR-India. On a pro forma basis, giving effect to the Company's termination of its S Corporation tax status as of November 11, 1996, the income tax provision for the first six months of 1996 would have been approximately $680,000. This represents an effective pro forma tax rate of 33.0% and 34.8% for the six month periods ended June 30, 1997 and June 30, 1996, respectively. The decrease in the effective tax rate reflects a greater portion of profits generated by the operations in India which has favorable tax rates and the investment of excess liquid assets into tax exempt investments..

      Minority interest in net income decreased to approximately $25,000 for the six months ended June 30, 1997 from approximately $330,000 in the comparable period in 1996. This represents the portion of IMR- India's net income which is allocated to IMR-India minority shareholders. This decrease was a result of the acquisition of 64.0% of IMR-India by IMR-U.S. during late 1996.

      Net income for the first six months of 1997 is approximately $3.9 million or $.18 per share compared to pro forma net income of approximately $944,000 or $.06 per share in the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Company had a current ratio of 2.8 to 1, highly liquid assets (cash, cash equivalents and marketable securities) of $30.7 million and available bank lines of credit of approximately $6.0 million. In addition, on August 5, 1997, the Company completed a second public offering which yielded net proceeds of approximately $45.6 million to the Company. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)




OTHER MATTERS

      During June 1997, the Company initiated operations in Belfast, Northern Ireland which will serve as a software development center. Initial operations will include establishing an infrastructure, recruiting resources and training project personnel.

      In March 1997, the Company acquired a building located in Mumbai, India (Movitone Electronics Limited) to develop a new offshore software development center. The building is located in an area designated for certain tax incentives and relaxed regulatory restrictions similar to those applicable to IMR's Bangalore operations. Currently, the Company is in the process of renovating this facility and expects it to be operational by the third quarter of 1997. During the renovation, the Company has operated in Mumbai from temporary facilities. No assurance can be given that renovations of the Mumbai facility will be completed on time or that the Indian government will continue to provide tax and other incentives to the software industry or in the area in which this facility is located.

           INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                          Part II. Other Information





ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any pending material litigation.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INFORMATION MANAGEMENT RESOURCES, INC.




Date         August 13, 1997            /s/ Satish K. Sanan
     -------------------------          ----------------------------------------
                                        Satish K. Sanan
                                        Chief Executive Officer



Date         August 13, 1997            /s/ John R. Hindman
     -------------------------          ----------------------------------------
                                        John R. Hindman
                                        Chief Financial Officer

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX





Exhibit
Number                                  Description                         Page
------                                  -----------                         ----


   11 Computation of earnings per common share for the three month and six month periods ended June 30, 1997 and 1996... 17

   27       Financial Data Schedule.......................................... 18