Form 10-Q
period 1997-09-30
INFORMATION MANAGEMENT RESOURCES INC
filed 1997-11-12
CIK 1021772

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

              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 1997


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

      As of November 4, 1997, there were 17,042,663 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                     INFORMATION MANAGEMENT RESOURCES, INC.



                              Table of Contents
                              -----------------


                         Part I - Financial information
                         ------------------------------



                                                                      Page
                                                                      ----
   Item 1. Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996.....          3

           Consolidated Statements of Income
           for the Three Month and Nine Month Periods Ended
           September 30, 1997 and 1996.........................         4

           Consolidated Statements of Cash Flows
           for the Nine Month Periods Ended
           September 30, 1997 and 1996.........................         5

           Notes to Consolidated Financial Statements..........         6


   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition..................         9


                          Part II - Other Information
                          ---------------------------


   Item 1.  Legal Proceedings..................................       14

   Item 5.  Other Information..................................       14

   Item 6.  Exhibits and Reports on Form 8-K...................       14

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (Unaudited and in thousands)

                                                            December 31, September 30,
                                                                 1996         1997
                                                              ---------    ---------
                                                                          (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents ..............................   $  24,082    $  63,951
   Marketable securities ..................................       5,644       21,481
   Accounts receivable ....................................       5,670       11,124
   Unbilled work in process ...............................       1,074        3,766
   Accounts receivable, affiliate .........................         646         --
   Notes receivable, affiliate ............................         533         --
   Income tax receivable ..................................        --            875
   Deferred income taxes ..................................        --          2,320
   Other current assets ...................................         890        1,566
                                                              ---------    ---------

         Total current assets .............................      38,539      105,083
Property and equipment, net of accumulated depreciation ...       3,703        8,402
Capitalized software costs, net of accumulated amortization         720          459
Note receivable, affiliate ................................         159         --
Deposits and other assets .................................         438          647
Goodwill, net of accumulated amortization .................       5,394       10,298
                                                              ---------    ---------

         Total assets .....................................   $  48,953    $ 124,889
                                                              =========    =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit loans .................................   $    --      $     281
   Accounts payable .......................................       1,364        2,768
   Accrued expenses .......................................       2,878        7,300
   Income tax payable .....................................         477           16
   Deferred income taxes ..................................         258         --
   Current portion of long-term debt ......................        --            295
   Current maturities of capital lease obligations ........          55           63
   Current portion of notes payable-shareholders ..........         814         --
   Deferred revenue .......................................       1,965        4,770
                                                              ---------    ---------

         Total current liabilities ........................       7,811       15,493
Long-term debt ............................................        --            885
Deferred income taxes .....................................         634          373
Other liabilities .........................................          85          111
                                                              ---------    ---------

         Total liabilities ................................       8,530       16,862
                                                              ---------    ---------

Minority interest .........................................          67           39
                                                              ---------    ---------
Shareholders' equity:
   Preferred stock ........................................        --           --
   Common stock ...........................................       1,447        1,704
   Additional paid-in capital .............................      38,359       98,389
   Retained earnings ......................................         669        8,043
   Cumulative foreign currency translation adjustment .....        (119)        (148)
                                                              ---------    ---------

         Total shareholders' equity .......................      40,356      107,988
                                                              ---------    ---------

         Total liabilities and shareholders' equity .......   $  48,953    $ 124,889
                                                              =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


               INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited and in thousands except per share data)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    --------------------
                                                  1996        1997        1996       1997
                                               --------    --------    --------    --------
Revenues ...................................   $  7,048    $ 23,044    $ 19,445    $ 56,158
Cost of revenues ...........................      3,917      12,613      10,928      31,026
                                               --------    --------    --------    --------

         Gross profit ......................      3,131      10,431       8,517      25,132

Selling, general and administrative expenses      1,974       5,668       5,249      14,339
Goodwill amortization ......................         31         283          60         830
                                               --------    --------    --------    --------

         Total operating expense ...........      2,005       5,951       5,309      15,169
                                               --------    --------    --------    --------

         Income from operations ............      1,126       4,480       3,208       9,963

Other income (expense):
         Interest expense ..................        (62)        (36)       (222)       (172)
         Interest income and other .........         26         552          58       1,073
                                               --------    --------    --------    --------

         Total other income (expense) ......        (36)        516        (164)        901
                                               --------    --------    --------    --------
Income before provision for income taxes and
         minority interest .................      1,090       4,996       3,044      10,864

Provision for income taxes .................         42       1,509         157       3,443
                                               --------    --------    --------    --------

         Income before minority interest ...      1,048       3,487       2,887       7,421

Minority interest in net income ............       (167)        (22)       (497)        (47)
                                               --------    --------    --------    --------

         Net income ........................   $    881    $  3,465    $  2,390    $  7,374
                                               ========    ========    ========    ========

Net income per share                                          $0.15                   $0.33
                                                              =====                   =====
Pro forma income data:

Historical net income.......................  $    881                 $  2,390
Pro forma adjustment to income tax expense..       290                      855
                                              --------                 --------

Pro forma net income........................  $    591                 $  1,535
                                              ========                 ========

Pro forma net income per share..............     $0.03                    $0.09
                                                 =====                    =====
Weighted average common and
         common equivalent shares...........    16,883      23,489       17,004      22,621
                                                ======      ======       ======      ======


   The accompanying notes are an integral part of these consolidated financial statements.

                                          4

               INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited and in thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          --------------------
                                                                              1996       1997
                                                                          --------    --------
Cash flows from operating activities:
   Net income .........................................................   $  2,390    $  7,374
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ...................................        414       2,583
      Unrealized exchange losses (gains) ..............................          8         (11)
      (Gain) loss in equity investment ................................        (16)       --
      Minority interest in net income .................................        496          47
      Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable and unbilled work-in-process .............     (1,767)     (4,799)
         Other current assets .........................................       (338)         50
         Deposits and other assets ....................................       (164)       (209)
         Accounts payable .............................................        866         637
         Accrued expenses .............................................        284       1,720
         Income taxes payable .........................................       --          (530)
         Deferred income taxes ........................................         34        --
         Deferred revenue .............................................      1,129       2,427
         Other liabilities ............................................         (4)         34
                                                                          --------    --------

         Total adjustments ............................................        942       1,949
                                                                          --------    --------

         Net cash provided by operating activities ....................      3,332       9,323
                                                                          --------    --------

Cash flows from investing activities:
   Investment in marketable securities ................................       --       (15,837)
   Additions to capitalized software costs ............................       (141)       (763)
   Additions to property and equipment ................................     (1,913)     (4,679)
   Increase in equity investment and loans to affiliate ...............       (392)       --
   Acquisition of interest in consolidated subsidiary .................     (1,790)       --
   Acquisition of subsidiaries, net of cash received
      and liabilities assumed .........................................       --        (3,287)
                                                                          --------    --------

         Net cash used in investing activities ........................     (4,236)    (24,566)
                                                                          --------    --------

Cash flows from financing activities:
   Net (reductions) borrowings from revolving credit line .............      1,003        (654)
   Proceeds from long-term debt .......................................        900       1,180
   Payments on long-term debt .........................................     (1,561)       --
   Payments on notes payable-shareholder ..............................       (350)       (822)
   Payments on capital lease obligations ..............................       (117)        (57)
   Payment of dividends ...............................................        (22)       --
   Proceeds from issuance of common stock .............................         10      53,142
   Proceeds from exercise of stock options ............................       --         2,341
   Purchase of treasury stock at cost .................................       (217)       --
                                                                          --------    --------

         Net cash provided by (used in) financing activities ..........       (354)     55,130
                                                                          --------    --------

Effect of exchange rate changes .......................................        (11)        (18)
                                                                          --------    --------

Net (decrease) increase in cash and cash equivalents ..................     (1,269)     39,869
Cash and cash equivalents at beginning of year ........................      1,621      24,082
                                                                          --------    --------

Cash and cash equivalents at end of period ............................   $    352    $ 63,951
                                                                          ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                         5

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of all normal recurring adjustments, necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Information Management Resources, Inc. ("IMR" or the "Company"), its wholly owned subsidiaries and its effectively controlled foreign subsidiary. All significant intercompany balances and transactions have been eliminated.

    MARKETABLE SECURITIES - The Company currently invests in only high quality, short-term investments which are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such there were no significant differences between amortized cost and estimated fair value at September 30, 1997. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal through September 30, 1997.

          The following table presents the estimated fair value of marketable securities by category:


                                                          September 30, 1997
                                                            (In thousands)
                                                          -----------------

          Municipal debt securities...................... $          20,990
          Certificates of deposit - foreign..............                64
          Interest income receivable.....................               427
                                                          -----------------

                                                          $          21,481
                                                          =================

          The maturity of the above marketable securities at September 30, 1997, is between four months and one year.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    RECLASSIFICATION - Recruiting expenses have been reclassified from cost of revenues to selling, general and administrative expenses for the three and nine month periods ended September 30, 1996 to conform to the new classification of these expenses for the three and nine month periods ended September 30, 1997.

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

    To properly reflect the Company's results of operations, the provision for income taxes is presented on a pro forma basis, as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates for the three and nine month periods ended September 30, 1996 as a C Corporation.

4.  ACQUISITIONS

    LINK GROUP HOLDINGS LIMITED AND INFORMATION MANAGEMENT RESOURCES (U.K.) LIMITED ("IMR-U.K. Acquisition") - On February 10, 1997 (effective January 8,
1997), the Company acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom limited liability company. Link provides transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 107,562 shares of the Company's common stock. In addition, $1.6 million in cash is payable to Link's former shareholders one year from closing (included in accrued expenses). The Link acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed ten years.

    Coincident with the above acquisition, the Company also acquired 10.5% of Information Management Resources (U.K.) Limited ("IMR-U.K.") from the Company's majority shareholder and his spouse for $520,000 in cash. The purchase price was determined through negotiations between the Company and the shareholder and his spouse. The excess of the $520,000 purchase price over the net assets acquired was charged as a reduction in equity.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


4.  ACQUISITIONS (CONTINUED)

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

    On August 5, 1997, the Company completed a public offering of 1,725,000 shares (including shares issued pursuant to the exercise of the underwriters' over-allotment option) of its authorized but unissued Common Stock, par value $0.10 per share. Net proceeds to the Company from this offering were approximately $52.5 million after deducting the underwriters' discount and expenses payable by the Company in connection with the offering.

    Changes in shareholders' equity for the nine months ended September 30, 1997 is summarized as follows (in thousands):

                                              Common Stock
                                           -------------------     Paid-in     Retained  Translation
                                           Shares       Amount     Capital     Earnings   Adjustment     Total
                                          --------    --------    --------     --------    --------    ---------
Balance, December 31, 1996                  14,474    $  1,447    $ 38,359     $    669    $   (119)   $  40,356
Link acquisition                               108          11       1,078            -           -        1,089
Employee stock purchase                         69           7         587            -           -          594
Stock options exercised                        660          66         118            -           -          184
Tax benefit of stock options exercised           -           -       5,872            -           -        5,872
Public offering                              1,725         173      52,375            -           -       52,548
Net income                                       -           -           -        7,374           -        7,374
Translation adjustment                           -           -           -            -         (29)         (29)
                                            ------    --------    --------     --------    --------    ---------

Balance, September 30, 1997                 17,036    $  1,704    $ 98,389     $  8,043    $   (148)   $ 107,988
                                            ======    ========    ========     ========    ========    =========


             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Except for historical information contained herein, some matters discussed in this report, including but not limited to statements relating to the Company's anticipation of an increase in business volume during 1998, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Registration Statement on Form S-1 (Registration No. 333-30741) and its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      REVENUES. For the three months ended September 30, 1997, revenues increased to $23.0 million representing a 227.0% increase over revenues of $7.0 million for the three months ended September 30, 1996. The Company's acquisition of a 100% interest in IMR-U.K. in January 1997 (see Note 4 of Notes to Consolidated Financial Statements) and the consolidation of revenues realized by IMR-U.K. accounted for $4.9 million of the revenue increase. In addition, revenues from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased 113.5% over the third quarter of 1996. Third quarter revenues from the Company's Year 2000 conversion service increased to $12.8 million (including IMR-U.K. revenues), compared to $2.2 million for the third quarter of 1996.

      COST OF REVENUES. Cost of revenues was $12.6 million, or 54.7% of revenues, for the three months ended September 30, 1997, as compared to $3.9 million, or 55.6% of revenues, for the three months ended September 30, 1996. The decrease in cost of revenues as a percentage of revenues reflects: (i) the Company's implementation of better controls over project pricing and margins;
(ii) a higher percentage of Year 2000 conversion services projects in the most recent quarter, which generally have resulted in higher margins than contracts for the Company's professional service and maintenance service offerings; and
(iii) improved utilization of software development and personnel in India. This improved utilization reflected the benefits associated with the expansion and training of the Company's India-based personnel. Wage costs continue to increase at a greater rate than inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

      GROSS PROFIT. Gross profit increased to $10.4 million in the third quarter of 1997 compared to $3.1 million in the prior comparable period. As a percentage of revenues, gross profit increased to 45.3% in the third quarter of 1997 compared to 44.4% in the third quarter of 1996. The Company's gross profit margin increased for the U.S. and India operations; however, the U.K. operations partially offset this increase as the U.K. operations derived a substantial portion of its revenues from professional services which generally result in lower profit margins.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 1997, selling, general and administrative (SG&A) expenses increased to $5.7 million, compared to $2.0 million for the three months ended September 30, 1996. As a percentage of revenues, SG&A expenses for the three months ended September 30, 1997 decreased to 24.6% from 28.0% for the same period in 1996. This decrease as a percentage of revenue occurred due to the rapid increase in revenues in the third quarter of 1997 compared to the rate of increase in SG&A in the same period. The dollar increase in SG&A expenses is attributable to the addition of SG&A expenses resulting from the acquisition of a 100% interest in IMR-U.K., expansion of the Company's delivery capacity, regionalization of operations, additional costs associated with being a public company, increases in costs related to expanding the Company's general support staff (primarily recruiting, research and development and human resources) and start-up costs related to the establishment of Information Management Resources (Northern Ireland) Ltd. ("IMR-N.I."). The Company expects to continue to increase its SG&A expenses in anticipation of a potential increase in business volume during 1998.

      GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $283,000 for the three months ended September 30, 1997 from approximately $31,000 for the three months ended September 30, 1996. This increase reflects the goodwill resulting from the acquisition of 64.0% of IMR-India in the second half of 1996, the acquisition of a 100% interest in IMR-U.K. in January 1997 and the establishment of IMR-N.I.

      INCOME FROM OPERATIONS. Operating income for the third quarter of 1997 was $4.5 million compared to $1.1 million in the comparable period of 1996, representing a 297.9% increase. As a percentage of revenues, income from operations for the three months ended September 30, 1997 increased to 19.4% from 16.0% in the comparable period in 1996.

      OTHER INCOME (EXPENSE). The Company realized net other income of approximately $516,000 in the third quarter of 1997 compared to net other expense of approximately $36,000 in the comparable period of 1996. Other expense in the third quarter of 1996 included interest expense of $62,000, interest and other income of $10,000 and a gain related to the Company's equity investment in IMR-U.K. of approximately $16,000. During the third quarter of 1997, the Company recognized approximately $552,000 in investment income from the investment of the remaining net proceeds from its public offerings in November 1996 and August 1997. Investment income was partially offset by approximately $62,000 of interest expense related primarily to credit facilities in India and the U.K.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $1.5 million for the three months ended September 30, 1997 from approximately $42,000 for the three months ended September 30, 1996. This increase is due to increased earnings and the Company's termination of its S Corporation tax status in conjunction with its initial public offering in November 1996. Prior to this termination the provision for income taxes only reflected taxes related to IMR-India. On a pro forma basis,

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

giving effect to the Company's termination of its S Corporation tax status as of November 11, 1996, the income tax provision for the third quarter of 1996 would have been approximately $332,000. This represents an effective pro forma tax rate of 30.2% and 30.5% for the three month periods ended September 30, 1997 and September 30, 1996, respectively.

      MINORITY INTEREST IN NET INCOME. Minority interest in net income decreased to approximately $22,000 for the three months ended September 30, 1997 from approximately $167,000 in the comparable period in 1996. This represents the portion of IMR-India's net income which is allocated to IMR-India's minority shareholders. This decrease was a result of the acquisition of 64.0% of IMR-India by the Company during late 1996.

      NET INCOME. Net income for the third quarter of 1997 is approximately $3.5 million or $.15 per share compared to pro forma net income of approximately $591,000 or $.03 per share in the comparable period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      REVENUES. For the nine months ended September 30, 1997, revenues increased to $56.2 million representing a 188.8% increase over revenues of $19.4 million for the nine months ended September 30, 1996. The Company's acquisition of a 100% interest in IMR-U.K. in January 1997 (see Note 4 of Notes to Consolidated Financial Statements) accounted for $12.7 million of the revenue increase. In addition, revenues from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) and, to a greater extent, revenues from the Company's Year 2000 conversion services continued to expand. For the first nine months of 1997 revenues from the Company's Year 2000 conversion services increased to $29.4 million (including IMR-U.K. revenues), compared to approximately $3.7 million for the first nine months of 1996.

      COST OF REVENUES. Cost of revenues was $31.0 million, or 55.2% of revenues, for the nine months ended September 30, 1997, as compared to $10.9 million, or 56.2% of revenues, for the nine months ended September 30, 1996. The decrease in cost of revenues as a percentage of revenues reflects: (i) the Company's implementation of better controls over project pricing and margins;
(ii) a higher percentage of Year 2000 conversion services projects in the most recent quarter, which generally have resulted in higher margins than contracts for the Company's professional service and maintenance service offerings; and
(iii) improved utilization of software development and personnel in India. This improved utilization reflected the benefits associated with the expansion and training of the Company's India-based personnel. Wage costs continue to increase at a greater rate than inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      GROSS PROFIT. Gross profit increased to $25.1 million in the first nine months of 1997 compared to $8.5 million in the prior comparable period. As a percentage of revenues, gross profit increased to 44.8% in the first nine months of 1997 compared to 43.8% in the first nine months of 1996. The Company's gross profit margin increased for the U.S. and India operations; however, operations of IMR-U.K. partially offset this increase as IMR-U.K. derived a substantial portion of its revenues from professional services which generally result in lower profit margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 1997, SG&A expenses increased to $14.3 million, compared to $5.2 million for the nine months ended September 30, 1996. As a percentage of revenues, SG&A expenses for the nine months ended September 30, 1997 decreased to 25.5% from 27.0% for the same period in 1996. While as a percentage of revenues SG&A expenses decreased slightly, the increase in real terms is attributable to the inclusion of SG&A expenses of IMR-U.K., expansion of the Company's delivery capacity, regionalization of operations, additional costs associated with being a public company, increases in costs related to expanding the Company's general support staff (primarily recruiting, research and development and human resources) and the start-up costs related to IMR-N.I. The Company expects to continue to increase SG&A expenses in anticipation of a potential increase in business volume in 1998.

      GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $830,000 for the nine months ended September 30, 1997 from approximately $60,000 for the nine months ended September 30, 1996. This increase reflects the goodwill resulting from the acquisition of 64.0% of IMR-India in the second half of 1996, the acquisition of a 100% interest in IMR-U.K. in January 1997 and the establishment of IMR-N.I.

      INCOME FROM OPERATIONS. Operating income for the first nine months of 1997 was $10.0 million compared to $3.2 million in the prior comparable period, representing a 210.6% increase. As a percentage of revenues, income from operations for the nine months ended September 30, 1997 increased to 17.7% from 16.5% in the comparable period in 1996. As a percentage of revenues, 1.4% of this change was attributable to expanded goodwill amortization described above, offset by the effect of revenues increasing more rapidly than operating expenses.

      OTHER INCOME (EXPENSE). The Company realized net other income of approximately $901,000 in the first nine months of 1997 compared to net other expense of approximately $164,000 in the comparable period of 1996. Other expense in the first nine months of 1996 included interest expense of $222,000 offset by interest and other income of $42,000 and a gain related to the Company's equity investment in IMR-U.K. of approximately $16,000. During the first nine months of 1997, the Company recognized approximately $1.1 million in investment income from the investment of the remaining net proceeds from its public offerings in November 1996 and August 1997, and incurred approximately $172,000 of interest expense related primarily to credit facilities in India and the U.K. and shareholder notes payable.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $3.4 million for the nine months ended September 30, 1997 from approximately $157,000 for the nine months ended September 30, 1996. This increase is due to increased earnings and the Company's termination of its S Corporation tax status in conjunction with its initial public offering in November 1996. Prior to this termination the provision for income taxes only reflected taxes related to IMR-India. On a pro forma basis, giving effect to the Company's termination of its S Corporation tax status as of November 11, 1996, the income tax provision for the first nine months of 1996 would have been approximately $1.0 million. This represents an effective pro forma tax rate of 31.7% and 33.2% for the nine month periods ended September 30, 1997 and September 30, 1996, respectively. The decrease in the effective tax rate reflects a greater portion of profits generated by the operations in India which has favorable tax rates and the investment of excess liquid assets into tax exempt investments.

      MINORITY INTEREST IN NET INCOME. Minority interest in net income decreased to approximately $47,000 for the nine months ended September 30, 1997 from approximately $497,000 in the comparable period in 1996. This represents the portion of IMR-India's net income which is allocated to IMR-India minority shareholders. This decrease was a result of the acquisition of 64.0% of IMR-India by the Company during late 1996.

      NET INCOME. Net income for the first nine months of 1997 is approximately $7.4 million or $.33 per share compared to pro forma net income of approximately $1.5 million or $.09 per share in the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1997, the Company had working capital of $89.6 million, a current ratio of 6.8 to 1, liquid assets (cash, cash equivalents and marketable securities) of $85.4 million and available bank lines of credit of approximately $11.4 million. Additionally, cash provided by operations was $9.3 million for the nine months ended September 30, 1997. The Company has committed approximately $1.8 million for the acquisition of a facility in New Delhi, India. The Company intends to use this facility as a software development center. Management estimates that an additional investment of $2.0 million for renovating and equipment acquisitions will be required. The Company has no other material financial commitments. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it has adequate capital resources to meet all working capital obligations and fund further development of its business for at least the next 12 months.

OTHER MATTERS

      During June 1997, the Company established IMR-N.I. and initiated operations in Belfast, Northern Ireland which will serve as a software development center. Initial operations will include establishing an infrastructure, recruiting resources and training project personnel.

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



                     INFORMATION MANAGEMENT RESOURCES, INC.




Date  November 12, 1997                     /s/ Satish K. Sanan
     -------------------                    ------------------------------------
                                            Satish K. Sanan
                                            Chief Executive Officer



Date  November 12, 1997                      /s/ John R. Hindman
     -------------------                     -----------------------------------
                                             John R. Hindman
                                             Chief Financial Officer

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX





Exhibit
Number                                  Description                        Page
------                                  -----------                        ----


   11       Computation of earnings per common share for the three month and nine month periods ended September 30, 1997 and 1996....... 17

   27       Financial Data Schedule........................................ 18