Form 10-K405
period 1997-12-31
INFORMATION MANAGEMENT RESOURCES INC
filed 1998-03-27
CIK 1021772

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ______________
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission File Number 0-28840

                    INFORMATION MANAGEMENT RESOURCES, INC.
            (Exact name of Registrant as specified in its charter)

         FLORIDA                                       59-2911475
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

       26750 U.S. HIGHWAY 19 NORTH, SUITE 500, CLEARWATER, FLORIDA 33761
             (Address of principal executive offices and zip code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of March 13, 1998, was $568,035,487 based upon the closing price of $34.46 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of March 13, 1998, there were 25,794,532 shares of the registrant's Common Stock outstanding.

     The closing price and shares outstanding have been adjusted to reflect the 3-for-2 stock split in the form of a stock dividend payable on April 3, 1998 to shareholders of record on March 20,1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on or about May 29, 1998 are incorporated by reference into Part III hereof.

                     INFORMATION MANAGEMENT RESOURCES, INC.

                                   FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

PART I                                                                        PAGE
                                                                              ----
      Item  1.  Business......................................................   1
      Item  2.  Properties....................................................  12
      Item  3.  Legal Proceedings.............................................  13
      Item  4.  Submission of Matters to a Vote of Security Holders...........  13

PART II
      Item  5.  Market for Registrant's Common Equity and Related
                  Shareholder Matters.........................................  14
      Item  6.  Selected Consolidated Financial Data..........................  15
      Item  7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................  16
      Item  8.  Financial Statements and Supplementary Data...................  31
      Item  9.  Changes in and Disagreements with Independent Auditors on
                  Accounting and Financial Disclosure.........................  59

PART III
      Item 10.  Directors and Executive Officers of the Registrant............  59
      Item 11.  Executive Compensation........................................  59
      Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management..............................................  59
      Item 13.  Certain Relationships and Related Transactions................  59

PART IV
      Item 14.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.........................................  60
                Signatures....................................................  63

                                     PART I

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREUNDER. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS RELATING TO THE COMPANY'S ABILITY TO SELL TRANSITIONAL OUTSOURCING SERVICES TO EXISTING YEAR 2000 CUSTOMERS, THE POTENTIAL EXTENT OF THE YEAR 2000 PROBLEM AND THE ANTICIPATED GROWTH IN THE YEAR 2000 SERVICES MARKET, ANTICIPATED GROWTH IN THE APPLICATION MAINTENANCE OUTSOURCING INDUSTRY, THE COMPANY'S ABILITY TO IMPLEMENT ITS STRATEGIES FOR EXPANDING ITS SERVICES AND DIFFERENTIATING ITSELF FROM COMPETITORS. OTHER FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," AND "INTENDS." ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND THEREFORE THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. A DISCUSSION OF CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS IS SET FORTH HEREIN IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

ITEM 1.  BUSINESS
         --------

GENERAL

     Information Management Resources, Inc. ("IMR" or the "Company") provides applications software outsourcing solutions for the information technology ("IT") departments of large businesses through an integrated network of global resources. The Company's services, which generally are offered on a fixed-price, fixed-time frame basis, include software development, application maintenance, migration and re-engineering services, and Year 2000 conversion services. In addition, the Company offers programming and consulting services on a time-and-material basis in order to optimize employee utilization and provide a potential source of future outsourcing contracts. The Company's services, which it terms "transitional outsourcing," assist clients in the maintenance of mainframe-based legacy applications and in the transition from legacy systems to open architecture, client/server and other emerging technologies. IMR delivers many of its transitional outsourcing services using its proprietary Total Software Quality Management ("TSQM") software engineering process and its offshore software development facilities in Bangalore and Mumbai (formerly Bombay), India and Belfast, Northern Ireland. The Company plans to establish an additional offshore software development facility in New Delhi, India. The Company links offshore software development facilities by satellite communications to both the Company's offices and the offices of many of its clients. A global network of offices allows IMR to offer its services on a 24-hour basis through an on-site, off-site and offshore project team working multiple shifts made possible by the time differences between a client's office and the Company's offshore software development facilities. The Company believes that its proprietary TSQM process, software engineering methodologies and toolsets, and its offshore software development centers enable it to provide high quality, cost-effective IT solutions.

     The Company's clients are primarily Fortune 500 or comparably sized companies with significant IT budgets and recurring needs for software development, application maintenance, migration and re-engineering, Year 2000 conversion and IT programming and consulting services. IMR serves clients in a variety of industries including financial services, insurance, manufacturing, retail and utilities. The Company has provided transitional outsourcing services for such companies as Commercial Union Insurance Companies, Dayton Hudson Corporation, John Hancock Financial Services, Michelin North America, Inc. ("Michelin"), SPS Payment Systems and Xerox Corporation. Through a staff of approximately 1,450 software development professionals, the Company serves its clients from its U.S. headquarters in Clearwater, Florida, its international offices in London, Sydney and Toronto, its offshore software development centers in Bangalore, Mumbai and Belfast and its branch sales offices located in Boston, Chicago, Dallas, Atlanta, Minneapolis and Washington, D.C. The Company plans to establish an additional offshore software development facility in New Delhi, India and is considering other locations in Europe, southeast Asia and South America to expand the Company's global presence.

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

     Outsourcing represents a particularly cost-effective solution for labor-intensive IT projects such as the fast approaching Year 2000 problem. Many existing computer systems run software programs permitting only two-digit entries for years (e.g., 1998 is read as "98") and therefore cannot properly process dates in the next century. Software programs that use the two-digit year date field to perform computations or decision-making functions may fail due to an inability to correctly interpret dates in the 21st century. For example, many software systems will misinterpret "00" to mean the year 1900 rather than 2000. Resolving a Year 2000 problem is a highly time and labor-intensive project often requiring software engineers to analyze millions of lines of software code and millions of items of data. As a result, the Company believes that most large Year 2000 conversion projects will be outsourced.

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

     Offshore Software Development. The Company's offshore software development centers in Bangalore and Mumbai, India and Belfast, Northern Ireland provide IMR with a significant cost advantage as well as the ability to provide 24-hour service to its clients. The Company's costs for offshore software development personnel have historically been significantly lower than costs incurred for comparable resources in the U.S. Through satellite communications, many of the Company's clients are linked to an IMR offshore software development center where a substantial majority of a project's work is performed. Due to the time difference between the Company's sales offices and delivery centers, the Company can create a virtual "second shift" for its North American, European and Australian clients allowing for more rapid completion of projects and off-peak utilization of clients' technology resources. In addition, for larger projects with critically short time frames, the offshore facility allows the Company to parallel process many of its development phases to accelerate delivery time.

     Proprietary Toolsets. The Company has made a significant investment to design and develop a set of proprietary software tools and methodologies to support three key services: (i) re-engineering; (ii) migration; and (iii) re-hosting of legacy systems to emerging technologies, such as client/server systems. These tools were developed utilizing object-oriented technologies to allow the Company to reduce both the cost and time required to successfully complete large scale projects. The Company's TransformIMS, TransformVSAM and TransformDB2 toolsets support the migration of mainframe-based legacy systems and their related applications to relational database management systems environments (e.g., Oracle, Sybase and Informix). With rapidly increasing demand for Year 2000 conversion services, the Company modified its TransformIMS toolset to address the Year 2000 problem. Transform2000 supports full life cycle conversion for Year 2000 projects and automates many of the tasks involved in resolving Year 2000 problems. Since 1994, IMR has used its Century Change-Planning Analysis and Conversion ("CC-PAC") methodology and the Transform2000 toolset together to provide full life cycle Year 2000 compliance services.

STRATEGIES

     The Company's objective is to be a leading provider of comprehensive transitional IT outsourcing services and solutions to the IT departments of large businesses. The Company plans to pursue the following strategies to achieve this objective:

  BUSINESS STRATEGIES

     Develop Long-Term Strategic Partner Relationships with Clients. The Company strives to develop "strategic partner" relationships with its clients whereby the Company shares both the risk and rewards associated with outsourcing engagements. To establish these relationships with clients, the Company endeavors to integrate its on-site personnel into the operations and employee culture of its clients' IT departments and regularly makes significant investments in technology to support the strategic technical direction of its clients. These investments help the Company secure the loyalty and trust of clients and provide it with the tools and knowledge to perform similar projects for other clients. To ensure constant communication, the Company uses several methods to obtain continuous client feed-back, including client satisfaction surveys, consultant performance surveys and regularly scheduled meetings with a client's senior management. A substantial portion of the performance incentive for the senior executives, sales executives and senior project managers of the Company is directly linked to client satisfaction and on-time within budget delivery of quality IT services.

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

     Concentrate on Key Technologies. Although a primary growth strategy is to develop expertise in key vertical markets, the Company continues to focus on obtaining advanced software development technologies to support its transitional outsourcing service model. By using software provided by companies such as Texas Instrument (IEF Composer) and Forte Software, Inc. and using its own proprietary toolsets, IMR offers a "best of breed" technology solution to clients in several key areas. These areas include object-oriented client/server development and the use of "web enabling" technologies which support the rapid integration of mainframe systems with newly developed client/server systems using Internet/intranet development tools. This broad-based technology strategy reinforces the Company's focus on the successful transition of legacy mainframe systems to new technical environments. The Company conducts personnel training to expand the knowledge base of its employees in these key technological areas.

     Attract, Train and Retain Highly Skilled Employees. The future success of the Company's growth strategy will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled IT professionals, particularly project managers, software engineers and other senior technical personnel. To achieve this objective, the Company maintains programs and personnel to seek and hire the best available IT professionals and to train these professionals in both legacy systems and emerging technologies. The Company believes, however, that there is a shortage of, and significant competition for, IT professionals with the advanced technological skills necessary to perform the services offered by the Company. In order to attract, motivate and retain its employees in the face of these shortages, the Company focuses on its corporate culture, incentive programs, compensation and benefits, and provides a career and education management program to create an individualized structured career growth plan for its employees.

  GROWTH STRATEGIES

     Convert Year 2000 Projects into Transistional Outsourcing Business. As a result of its comprehensive Year 2000 services, the Company has obtained a significant number of contracts to perform Year 2000 conversion projects. The current demand for the Company's Year 2000 services provides the opportunity to select those accounts with the greatest potential for long-term client relationships. A key element of the Company's long-term growth strategy is to expand the scope of the IT services it provides to each client. In particular, the Company believes that the detailed knowledge of its clients' systems gained during performance of its Year 2000 services will serve as a competitive advantage in securing other transitional outsourcing projects from these
clients.   The Company believes that clients who choose to outsource a specific
IT service are more likely to consider outsourcing additional future IT services.

     Develop Expertise in Key Vertical Markets. Although the Company has a diverse client base, the Company recently has completed projects for companies in key vertical markets, including insurance, financial services, manufacturing, retail, utilities and health care. These industries generally are dominated by large companies with intensive IT needs. As business has increased in these targeted vertical markets, the Company believes it has gained a broader knowledge and expertise of these industries. The Company seeks to leverage this expertise and its existing accounts into a larger concentration of clients in these targeted markets. Also, the Company plans to design and develop re-usable object class software code libraries which have specific applications to clients in these targeted vertical markets. In addition, a component of the Company's acquisition strategy is to identify companies with expertise in these targeted vertical markets.

     Expand Geographic Presence. IMR's business model integrates on-site, off-site and offshore resources to enable the on-time delivery of high quality, cost-effective IT solutions. As the Company expands its customer base, it intends to open additional small regional offices to enable the Company to sell and support existing and new clients in these geographic areas. In addition, the Company intends to establish a global network of offshore software development centers that will benefit from lower personnel costs and available infrastructures of equipment and facilities. In furtherance of this strategy, during 1997 the Company acquired offshore development facilities in Mumbai, Belfast and New Delhi. (The New Delhi facility is currently under renovation.) Additional facilities are contemplated for eastern Europe and southeast Asia, although no assurance can be given that the Company ultimately will select these locations for future expansion.

     Pursue Selective Strategic Acquisitions. Given the highly fragmented nature of the IT services market, together with significant barriers to entry in major accounts, the Company believes that opportunities exist to expand through the selective acquisition of IT services firms with established customers and technical expertise, particularly those firms with expertise in the insurance, financial services, manufacturing, retail, utilities and healthcare markets.

     Develop Economic Monetary Unit (EMU) Conversion Services Business. A number of European countries have announced their intent to adopt a single Economic Monetary Unit ("EMU") to replace their existing currencies. The adoption of the EMU will require organizations worldwide to modify existing software applications in order to accommodate the EMU. The Company believes that many organizations will outsource EMU conversion projects and that a significant opportunity exists for the Company to increase revenue by offering EMU conversion services. The Company has begun to pursue this opportunity by offering EMU conversion services to several of its existing European customers and it intends to continue to pursue new customers for its EMU conversion services.

THE IMR DELIVERY PROCESS

          IMR applies its TSQM software engineering process across all of its services to deliver high quality, cost-effective IT solutions to its clients. TSQM is a set of defined software development processes, techniques and tools that are implemented and enhanced to maximize quality in the Company's processes, deliverables and services, and to minimize project risks. The Company implements its two-phased TSQM software engineering process which encompasses: (i) an extensive front-end assessment that defines the scope and risks of the project; and (ii) an implementation stage that is further subdivided into smaller phases with frequent deliverables and feedback from its clients. Continuously refined since the Company's inception, TSQM represents the process through which the Company defines and performs projects. Through the rigorous adherence to the TSQM process, the Company identifies, monitors and manages the risks associated with the cost, schedule, performance, support and delivery of projects, generally on a fixed-price, fixed-time frame basis. This process also allows the Company to detect, correct and mitigate quality defects and to establish appropriate contingencies for each project.

     TSQM is based in part on software standards published by the Institute of Electrical & Electronics Engineering ("IEEE"), Software Engineering Institute ("SEI") software engineering process models and ISO 9001 quality processes. To position itself for future business from companies in the European Community, as well as from international affiliates of its North American customers, IMR's facility in Bangalore, India and Chesham, England have achieved ISO 9001 certification. IMR is pursuing company-wide ISO and SEI certification.

     During each stage of a project, IMR utilizes TSQM to monitor progress and quality, including deviations from project plans that could adversely affect on-time delivery, compliance with project specifications and project financial performance. The project team collects, analyzes and reports on key quality metrics to verify compliance with quality standards used in project execution, and the project team serves as a custodian of information regarding the methods, techniques and tools that have been utilized to perform specified tasks.
Through this process of constant re-evaluation of the Company's performance on each project, IMR continuously refines and enhances the TSQM software engineering process as a means to leverage the benefit of the Company's cumulative project experience.

     The responsibilities for completion of each TSQM phase are allocated among an on-site, off-site and offshore team to optimize cost savings and accelerate project delivery. The actual tasks allocated to each team member are determined principally by the amount of client interaction required at the client site to complete the project successfully. The front-end phase, which may include requirements analysis, high level design and technical architecture, is completed by the on-site project manager and the project team through interaction with the client. The implementation phase, which may include programming, unit testing and systems testing, is largely performed offshore via satellite link. The off-site teams at the Company's U.S., European and Australian offices coordinate the efforts of the on-site and offshore teams and monitor and manage the quality of the overall project. Working regular business hours, the on-site, off-site and offshore teams together use most hours of the clock to deliver projects in fewer elapsed calendar days. Due to the time differences between India, Australia, the U.K. and the U.S., the Company can create a virtual "second shift" for its clients allowing for more rapid completion of projects.

     The Company's offshore software development center provides significant opportunities to reduce costs and manage the risks of a project. An offshore software development center may be able to use the excess capacity of a client's existing computing facilities during off-peak hours. This should allow additional projects to be undertaken without substantial client investment in new hardware and software. The costs of satellite communications and infrastructure installed by the Company at an offshore center will be spread among multiple clients and projects. If the scope of a project is unexpectedly expanded, the Company generally is able to draw upon its offshore development center resources to increase project personnel. In addition, for larger projects with critically short time frames, the resources available of an offshore facility allows the Company to parallel process various development phases to accelerate delivery time.

SERVICES

     IMR provides a broad range of IT services, including: (i) core transitional outsourcing services which encompass software development, application maintenance, and migration and re-engineering services; (ii) Year 2000 conversion services; and (iii) programming and consulting services. The Company delivers each of these services independently or as a comprehensive package.

  CORE TRANSITIONAL OUTSOURCING SERVICES

     IMR's core transitional outsourcing services assist clients in the development and maintenance of mainframe-based legacy applications and in the transition from legacy systems to open architecture, client/server and other emerging technologies. The Company's core transitional outsourcing services include: software development, application maintenance, and migration and re-engineering services.

     Software Development Services. The Company offers three alternatives to assist clients in developing new applications for IBM mainframe platforms, selected client/server platforms and other emerging technologies:

     . fixed-price software development in which the Company assumes total responsibility and accountability for delivery of systems on-time and within budget; or

     . cooperative development in which the Company's consultants work side-by-side and share responsibility for completion of a project with in-house IT personnel to complete full life cycle development projects; or

     . system evolution services, in which mainframe legacy systems are re-developed into new systems using object-oriented technologies and the Company's proprietary ISEM (Information Systems Evolution Methodology).

     In each case, the Company uses its TSQM software engineering process, its on-site, off-site, offshore delivery model and satellite communications to deliver these projects.

     Application Maintenance Services. The Company has four distinct processes for its application maintenance services: Corrective, Adaptive, Perfective and Preventive. Corrective maintenance requires software failures to be diagnosed and fixed as they occur. These failures can directly affect business operations and require the highest level of support. Quick fixes and poor documentation result in increased code complexity and increased future maintenance costs. Adaptive maintenance requires modification of software code to operate in changing operating environments, such as new mainframe hardware or a new release of a mainframe operating system. Perfective maintenance is the modification of legacy code to provide new functionality to meet changing business requirements. Perfective maintenance backlogs are the biggest source of concern for IT management. Preventive maintenance is a proactive approach to modifying legacy software code to ensure successful operation in the future. Year 2000 compliance services are a form of preventive maintenance.

     By assuming the responsibility for maintenance of selected legacy application systems, the Company is able to introduce process enhancements that improve service levels to clients requesting modifications and on-going support. By using a variation of the on-site, off-site, offshore delivery model, the Company provides 24-hour, 7-day production and emergency support. On-site team members provide application maintenance services at the client's facility.
These team members carry pagers in the event of an emergency service request and utilize home personal computers to dial into a client's system and resolve client problems from remote locations. Routine application maintenance services, including modifications, enhancements and documentation, are completed utilizing satellite telecommunications and the resources of the Company's offshore development center.

     Migration and Re-engineering Services. The Company has developed its proprietary ISEM methodology, a broad-based strategy for deploying new technologies and managing the successful integration of legacy mainframe systems with new client/server systems. Alternatives include: legacy systems re-development using object-oriented technologies; mainframe integration with new client/server systems using "web enabling" Internet/intranet technologies; and tool-enabled re-engineering of legacy systems, in which these systems are migrated to open systems platforms and client/server architectures. The Company's Transform series of re-engineering tools automate many of the processes required to implement advanced client/server technologies, thereby substantially reducing the time and cost to perform these services. These "productivity tools" enable the Company to perform source code analyses, re-design target databases and convert certain programming languages.

  YEAR 2000 SERVICES

     The Company uses its CC-PAC methodology to provide cost-effective services related to the Year 2000 problem. The CC-PAC methodology defines the methods for performing Year 2000 conversion services through five separate phases: analysis, planning, conversion, testing and implementation. The CC-PAC methodology, together with the Company's proprietary Year 2000 toolset, Transform2000, and a rigorous process approach form the Company's strategy to resolving millennium problems. The Company believes that the full life cycle solution provided by the CC-PAC methodology and use of the Transform2000 toolset differentiates IMR from other companies by reducing costs and providing services for all phases of Year 2000 services. The Company also believes the ability of Transform2000 to address many of the Year 2000 problems across a broad array of computing environments and operating platforms to be a source of significant competitive advantage.

  PROGRAMMING AND CONSULTING SERVICES

      The Company also provides programming and consulting services at client sites on an "as-needed" basis. The Company's programming consultants are typically engaged on a time-and-materials basis to assist on-site with the analysis, design and development of software applications and to augment the client's internal IT staff. In contrast to its core transitional outsourcing services, professional programming services typically involve the performance of discrete tasks at the specific direction of the client. The Company's objectives in providing professional staffing services include developing an understanding of the client's business and IT systems needs and positioning the Company to provide consulting and outsourcing services after the Company has established a business relationship with the client through the consulting assignment. The Company does not generally accept professional staffing services engagements of less than six months.

CLIENTS AND REPRESENTATIVE PROJECTS

     IMR provides services to large businesses, primarily Fortune 500 and comparably sized companies with intensive information processing needs. To date, the Company's marketing efforts have been directed to clients on the basis of IT needs rather than industry group. Beginning in 1998, the Company plans to redirect its marketing efforts to key vertical markets including insurance, financial services, manufacturing, retail and health care. Companies and clients in these industries have historically provided the greatest source of business opportunities for the Company.

SOFTWARE DEVELOPMENT SERVICES:  APPLICATION MAINTENANCE SERVICES:  MIGRATION AND RE-ENGINEERING SERVICES:
------------------------------  ---------------------------------  --------------------------------------
Dunn & Bradstreet Inc.          Dayton Hudson Corporation          Fingerhut
EBSCO Industries, Inc.          Michelin North America             General Reinsurance
Ford Motor Company              Southern California Edison         Michelin Tire Corporation
NOVUS Services, Inc.            SPS Payment Systems, Inc.          Reliastar Life Insurance Company
Whitbread Plc                   Whitbread Plc                      SPS Payment Systems, Inc.
Winn Dixie Stores, Inc.

     YEAR 2000 CONVERSION SERVICES:      PROGRAMMING & CONSULTING SERVICES:
     ------------------------------      ----------------------------------
     American Greetings Corp.            Dayton Hudson Corporation
     AON/Combined Insurance              NOVUS Services, Inc.
     Commercial Union Insurance Company  J.C. Penney
     John Hancock Financial Services     John Hancock Financial Services
     Mutual of Omaha Insurance Company   Xerox Corporation
     PACCAR Inc.
     Reliastar Life Insurance Company

     During the year ended December 31, 1997, the Company's top five clients accounted for approximately 35.4% of revenue. NOVUS Services, Inc. ("NOVUS") (formerly known as Discover Card Services, Inc.) and SPS Payment Systems, Inc. ("SPS"), which are affiliated companies, together accounted for approximately 9.1% of revenue. During the year ended December 31, 1996, the Company's top five clients accounted for approximately 59.0% of revenue. In 1996, NOVUS and SPS represented approximately 31.0% of revenue. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use the Company's services in a subsequent year.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional staff and senior management operating out of its U.S. headquarters in Clearwater, Florida, its international offices in London, Sydney and Toronto and its domestic sales branch offices located in Boston, Chicago, Dallas, Atlanta, Minneapolis and Washington, D.C. The Company focuses its marketing efforts on large corporations with significant IT budgets and recurring staffing or software development needs. Marketing personnel identify prospects and opportunities and enter the prospects into a prospect/client database, which is consistently maintained and updated. Direct sales representatives utilize the database records to initiate the sales cycle from prospect qualification to close. As a result of this marketing system, the Company prequalifies sales opportunities, and direct sales representatives are able to minimize the time spent on prospect qualifications.

     Marketing programs include direct mail campaigns, seminars, conferences and other activities intended to generate and maintain an interest in the Company's services. The sales executive and technical support team define the scope, deliverables, assumptions and execution strategies for a proposed project, develop project estimates, prepare pricing and margin analyses, and finalize sales proposals. Management reviews and approves the proposal, and the sales staff person presents the proposal to the client. Sales personnel remain actively involved in the project through the execution phase. Although the Company maintains a broad and diverse client base, the Company intends to focus its future marketing efforts principally toward prospective clients in the financial services, insurance, manufacturing, retail and utilities industries.

     As IMR pursues expansion in other areas of Europe and southeast Asia to expand its global presence, the Company will consider establishing branch sales offices to pursue business opportunities in those regions, although no assurance can be given that the Company will select these locations for future expansion.

INTELLECTUAL PROPERTY

     The Company's business includes the development of software applications and other deliverables including written specifications and documentation in connection with specific client engagements. Ownership of software and associated deliverables created for clients is generally retained by or assigned to the client, and the Company does not retain an interest in such software or deliverables. The Company also develops object-oriented software components and libraries that can be reused in application software development, as well as certain software toolsets and proprietary methodologies. Many of the Company's software components, libraries, toolsets and methodologies are developed in India and used in the U.S., the U.K., Australia, and India. Under an agreement between the Company and it's majority-owned subsidiary, Information Management Resources (India) Limited ("IMR-India") the Company owns these components, libraries, toolsets and methodologies. Finally, the Company maintains trademarks and service marks to identify its various service offerings. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures. The U.K., India, and Australia are members of the Berne Convention, an international treaty. As members of the Berne Convention, the governments of the U.K., India, and Australia have agreed to extend copyright protection under their domestic laws to foreign works, including works created or produced in the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S., the U.K., Australia or India are adequate to protect it from misappropriation or unauthorized use of its copyrights.
However, there can be no assurance that such laws will not change and, in particular, that the laws of the U.K., Australia, or India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets among India, the U.S., the U.K. and Australia. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its Year 2000 proprietary rights or any of its other intellectual property or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. The Company presently holds no patents or registered copyrights. The Company expects that the risk of infringement claims against the Company will increase if more of the Company's competitors are able to successfully obtain patents for software products and processes.

     As the number of competitors providing IT services increases, new and overlapping processes and methodologies used in such services will become more pervasive. Although the Company's intellectual property has never been the subject of an infringement claim and the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. Assertion of such claims against the Company could result in litigation, and there is no assurance that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and could divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore have a material adverse effect on the Company's results of operations and financial condition.

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

     The Company believes that many of its principal competitors have significantly greater financial, technical and market resources and generate greater revenue than IMR. The Company competes by offering a successful services delivery model, excellent referral base and continued focus on responsiveness to customer needs, quality of services, competitive prices, project management capabilities and technical expertise.

HUMAN RESOURCES

     As of March 13, 1998, the Company had approximately 1,535 employees, including approximately 525 persons in its U.S., U.K. and Australian headquarters and branch offices and approximately 1,010 in its offshore software development centers in India and Northern Ireland. Additionally, as of March 13, 1998, the Company had approximately 145 independent contractors performing various services. None of the Company's employees is subject to a collective bargaining arrangement.

     As of March 13, 1998, approximately 280 of the Company's U.S. employees were working under the H-1B, non-immigration work permitted visa classification, which the Company processed for those employees through the U.S. Immigration and Naturalization Service (the "INS"). The H-1B visa classification enables
U.S. employers to hire qualified foreign workers in positions which require an education at least equal to a U.S. Baccalaureate Degree in specialty occupations such as software systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the U.S. for a period of up to six years. There is a limit on the number of new H-1B petitions that the INS may approve in any government fiscal year. Historically, this limit generally has not been reached. In years in which this limit is reached, the Company may be unable to obtain H-1B visas necessary to bring critical foreign employees to the U.S. The Company also processes immigrant visas for lawful permanent residency (evidenced by a card commonly referred to as the "Green Card") for employees to fill positions for which there are no able, willing and qualified U.S. workers available to fill the position. Compliance with existing U.S. immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the U.S. could require the Company to incur additional unexpected labor costs and expenses.

     The Company believes that there is a shortage of, and significant competition for, IT professionals and that its future success will depend in large part upon its ability to attract, train, motivate and retain highly skilled employees with the advanced technical skills necessary to perform the services offered by the Company. The Company has active recruitment programs in the U.S., the U.K., Canada, Australia, India and certain other countries and has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. The Company also has adopted a career and education management program working with employees to define their objectives and career plans. Through an intensive orientation and training program, the Company introduces new employees to the TSQM software engineering process and the Company's services.

ITEM 2.  PROPERTIES
         ----------

     The following table sets forth a description of the Company's principal facilities:

         Location            Square Feet (Approx.)  Lease Expiration Date               Function
-------------------------    ---------------------  ---------------------     -----------------------------
Clearwater, Florida          22,500 sq. ft.         July 1999                 Corporate headquarters
Chesham, England             12,500 sq. ft.         March 2013                U.K. headquarters
Bangalore, India             66,000 sq. ft.         June 2000(1)              Software development facility
Belfast, Northern Ireland    14,500 sq. ft.         September 2002(1)         Software development facility
Mumbai, India                28,000 sq. ft.         (2)                       Software development facility

________________
(1) These leases contain options to extend for an additional five years.
(2) The building at the Company's software development facility in Mumbai is owned by the Company and the land is leased through March 2096.

     In addition, the Company leases branch offices in Boston, Chicago, Dallas, Atlanta, Minneapolis, Washington, D.C., Toronto and Sydney, which are used primarily for sales and marketing purposes.

     The Company believes that its facilities are near full utilization (other than its facility in Mumbai, India which has recently undergone significant expansion and renovation).

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is not a party to any pending material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

     The Common Stock of the Company trades on The Nasdaq Stock Market/SM/ ("Nasdaq") under the symbol "IMRS." The Common Stock commenced trading on Nasdaq on November 8, 1996 in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $6.22 per share (the "Offering").

     Set forth below are the high and low sales prices for shares of the Common Stock commencing November 8, 1996 and ending December 31, 1997. Share prices have been adjusted to reflect a three-for-two stock split in the form of a stock dividend in July 1997 and a subsequent three-for-two stock split in the form of a stock dividend to be paid in April 1998.

          Fiscal Period                       High    Low
          -------------                       ----    ---
          1996:
             November 8, 1996 through
             December 31, 1996               $ 9.39  $ 6.17

          1997:
             March 31, 1997                  $12.00  $ 5.00
             June 30, 1997                   $20.39  $ 6.78
             September 30, 1997              $25.25  $17.95
             December 31, 1997               $25.33  $13.00

     The number of shareholders of record of the Common Stock as of March 13, 1998, was 58 based on transfer agent reports.

     During the year ended December 31, 1996, the Company declared dividends of approximately $1.6 million. The 1996 dividends represented distributions to the shareholders of the Company prior to the Company's initial public offering equal to the Company's undistributed S corporation earnings from October 27, 1988 through the date of termination of the Company's S corporation status on November 11, 1996. (See Note 14 to Consolidated Financial Statements.) The Company did not declare any cash dividend in 1997 and does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

     The following selected consolidated financial data has been derived from the Company's consolidated financial statements. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes.

                                                                   Year Ended December 31,
                                                  ------------------------------------------------------
                                                   1997(1)       1996        1995      1994      1993
                                                  ------------------------------------------------------
                                                          (In thousands, except per share data)
CONSOLIDATED BALANCE SHEET DATA:
Working Capital...............................     $ 93,793     $30,728    $ 2,355   $  (340)    $(2,504)
Total assets..................................      135,353      48,953      8,666     7,099       6,453
Long-term debt, net of current portion........          885           -      1,184     2,153       1,141
Shareholders' equity..........................      113,207      40,356      2,708       264        (559)
Shares outstanding at year-end................       25,651      21,710     20,377    20,377      20,377

CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenue.......................................       83,550      27,948     22,700    14,102      12,429
Gross profit..................................       37,591      12,290      9,229     5,439       2,298
Income from operations........................       15,603       4,684      3,508       829      (3,246)
Net income....................................       11,895       2,588      2,517       814      (3,673)
Pro forma net income (2)......................            -       2,545      1,612
Diluted earnings per share....................         0.35           -          -         -           -
Pro forma diluted earnings per share (2)......            -        0.10       0.05
Cash dividends (3)............................            -       1,623          -         -           8
Cash dividends per share (2)..................            -        0.06          -

Weighted average common stock and
 common stock equivalent
 outstanding (2)..............................       34,467      26,371     30,831

___________________
(1) Consolidated Balance Sheet Data at, and Consolidated Statements of Income Data for the year ended, December 31, 1997 give effect to the Company's acquisition of Link Group Holdings Limited ("Link") in January 1997. Revenue from operations for the year ended December 31, 1997 attributable to this acquisition was $18.0 million.

(2) Pro forma net income and net income per share give effect to the Company's conversion from an S corporation to a C corporation for U.S. federal and state income tax purposes. As an S corporation, the Company was not subject to income taxes but instead passed its tax attributes through to its shareholders. As a C corporation, the Company will be subject to income taxes at corporate income tax rates. The pro forma data above presents net income and net income per share as if the Company had been subject to C corporation income taxes for the years ended December 31, 1996 and 1995. Pro forma data has not been calculated for years prior to 1995.

(3) All cash dividends were Subchapter S distributions. Cash dividends are not anticipated in the foreseeable future.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     IMR provides application software outsourcing solutions for the IT departments of large businesses with intensive information processing needs. The Company's services, which generally are offered on a fixed-price, fixed time-frame basis, include core transitional outsourcing services (software development application maintenance, and migration and re-engineering) and Year 2000 conversion services. In addition, the Company offers programming and consulting services on a time-and-materials basis.

     Revenue from services provided on a fixed-price basis are recognized using the percentage of completion method. Revenue from services provided on a time-and-materials basis are recognized in the period that services are provided.
The Company bears the risk of cost over-runs and inflation with respect to its fixed-price projects. In order to mitigate these risks, the Company subdivides its projects into smaller phases, and the Company generally reserves the right to renegotiate fixed-price and fixed-time frame commitments in the event of any change in scope. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price, fixed-time frame projects, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates and by inflationary increases in such costs. Although from time to time the Company has been required to make revisions to its work completion estimates, to date none of such revisions, in the aggregate, have had a material adverse effect on the Company's operating results or financial condition in any reporting period.

     The Company continues to increase its staff of software development professionals to perform transitional outsourcing and Year 2000 services. The Company anticipates that revenue from Year 2000 services will continue to exceed 50% of the Company's total revenue over the next two years. The Company believes that demand for Year 2000 conversion services will diminish significantly after the year 2000 as many Year 2000 compliance solutions are implemented and tested.

     In November 1996, the Company completed its initial public offering in which it realized net proceeds of $40.7 million. In July 1997, the Company completed a second public offering in which it realized net proceeds of $52.5 million.

RECENT TRANSACTIONS

 Information Management Resources (India) Ltd.

     From December 1994 until August 1996, the Company owned approximately 34.2% of the outstanding equity of IMR-India. In August 1996, the Company completed the acquisition of a 10.5% equity interest from Second India Investment Fund, B.V. In November 1996, the Company acquired an additional 18.4% of IMR-India from Satish K. Sanan, the Company's President and Chief Executive Officer. In December 1996, the Company completed the acquisition of an additional 35.1% of IMR-India from India Magnum Fund N.V., thereby increasing the Company's total ownership of IMR-India to 98.2%. During 1997, the Company acquired an additional 1.7% of IMR-India in three separate transactions, thereby increasing the Company's total ownership to 99.9%. The remaining 0.1% of IMR-India is owned by three individuals. Additionally, IMR-India has granted to certain of its employees options to acquire additional shares which upon issuance would represent 1.9% of IMR-India's equity, and would cause the Company's equity interest to decrease. The Company's financial statements have been consolidated with the financial statements of IMR-India for all periods since September 1993, the date the Company first acquired an equity interest in IMR-India.

 Information Management Resources, plc

     As of December 31, 1996, the Company owned 39.5% of the outstanding equity of Information Management Resources (U.K.), Ltd. ("IMR-Ltd.") and Mr. Satish Sanan and his spouse together owned 10.5% of such outstanding equity. The balance of IMR-Ltd.'s outstanding equity was owned by Link. Effective January 8, 1997, the Company acquired 100% of the outstanding shares of Link from its two owners, Sheila Shipperlee and Philip Shipperlee, a director of the Company. Under the terms of the acquisition agreement, the Company paid the Shipperlees $2.1 million in cash and 161,343 shares of the Company's Common Stock at closing and an additional $1.6 million in cash one year thereafter. Concurrently with the Link acquisition, the Company acquired the 10.5% interest in IMR-Ltd. held by Mr. and Mrs. Sanan for $520,000 in cash. The purchase price was approved by the independent members of the Company's Board of Directors. As a result of the completion of the Link acquisition and the acquisition of the Sanans' interest in IMR-Ltd., the Company now owns 100% of both Link and IMR-Ltd. IMR-Ltd. and Link operate as a single, fully owned subsidiary of IMR under the name Information Management Resources, plc ("IMR-U.K."). Prior to January 8, 1997, the Company's investment in IMR-Ltd. was accounted for on the equity method.

 Information Management Resources (Northern Ireland) Limited

     During June 1997, the Company began operations of Information Management Resources (Northern Ireland) Limited ("IMR-N.I.") in Belfast, Northern Ireland and acquired certain assets and operations from Logicom, Ltd., an unaffiliated company, in exchange for $270,000 cash and 11,250 shares of the Company's common stock. As part of this transaction, the senior management from Logicom, Ltd. became employed by IMR-N.I.

INCOME TAX MATTERS

     Prior to the consummation of the Company's initial public offering of its Common Stock in November 1996, the Company had elected S Corporation treatment under federal income tax laws and the income tax laws of certain states. As a result, for such tax periods, the Company's earnings were taxed directly to the Company's then current shareholders. The historical financial statements for the years 1992 through 1995 do not include a provision for federal and state income taxes for such periods, except for certain state income taxes imposed at the corporate level. Accordingly, for such periods and for the period January 1 through November 7, 1996 (the date on which the Company terminated its S corporation status and became subject to federal and state income taxes at applicable C Corporation income tax rates) pro forma adjustments for income taxes were calculated as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect for the respective periods using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Notes 1 and 12 of Notes to Consolidated Financial Statements.

     IMR-India is eligible for certain favorable tax provisions provided under the Indian Income-Tax Act, 1961 including: (i) an exemption from payment of corporate income taxes for a period of five consecutive years in the first eight years of operation (the "Tax Holiday"); or (ii) an exemption from income taxes on the profits derived from exporting computer software or transmitting software from India (the "Export Exemption"). The

Export Exemption remains available after expiration of the Tax Holiday. The Company considers these earnings to be permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company determines to repatriate any earnings of IMR-India, it will be required to record a provision for income taxes on such amounts and, upon repatriation of the funds, pay U.S. taxes thereon. See Note 12 of Notes to Consolidated Financial Statements.

    RESULTS OF OPERATIONS

     The following table summarizes for the years indicated, certain items from the Company's statements of income expressed as a percentage of revenue and percentage change in the dollar amount of such items compared to the prior year.

                                        Percentage of Revenue             Percentage Increase
                                       Year ended December 31,               Year to Year
                                       -----------------------      --------------------------
                                        1997      1996     1995     1996-1997        1995-1996
                                       -------    ------  ------    ---------        ---------
Revenue.............................    100.0%    100.0%  100.0%        198.9%           23.1%
Cost of revenue.....................     55.0%     56.0%   59.3%        193.5%           16.2%
                                       -------    ------  ------
Gross profit........................     45.0%     44.0%   40.7%        205.9%           33.2%

Selling, general and
   administrative expenses..........     25.0%     26.9%   25.0%        178.0%           32.6%
Goodwill amortization...............      1.3%      0.3%    0.2%      1,023.0%           69.5%
                                       -------    ------  ------

Income from operations..............     18.7%     16.8%   15.5%        233.1%           33.5%

Other income, net...................      2.1%      0.1%      -       4,962.9%          150.0%
                                       -------    ------  ------

Income before provision for income
   taxes and minority interest......     20.8%     16.9%   15.5%        268.2%           34.0%
                                       =======    ======  ======

     During the year ended December 31, 1997, the Company experienced a high level of revenue growth as compared to the year ended December 31, 1996 which is summarized as follows:

          Percentage  increase of revenue from 1996 to 1997:
             European acquisitions                                 65.2%
             Year 2000 revenue                                    108.7%
             Transitional outsourcing revenue                      25.0%
                                                                  -----
                                                                  198.9%
                                                                  =====

     Year 2000 revenue is expected to grow at a significantly reduced rate in 1998 and 1999 as management focuses on selling transitional outsourcing services. In addition, Year 2000 revenue will rapidly diminish after the year 2000 as many Year 2000 compliance solutions are implemented and tested.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue. Revenue increased to $83.6 million in 1997, representing a 198.9% increase over revenue of $27.9 million in 1996. Of this increase, approximately $18.0 million is attributable to the acquisition of IMR-U.K. The remaining $37.4 million of this increase in revenue was primarily attributable to the continued expansion of Year 2000 conversion services. Revenue from the Company's Year 2000 conversion services increased to $44.5 million during 1997 (including revenue of $7.3 million realized by IMR-U.K.) as compared to revenue of $7.5 million for 1996. Revenue from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) was $29.4 million in 1997 (including $5.6 million of revenue realized by IMR-U.K.) as compared to $16.3 million for 1996. The Company considers this increase to be significant because it reflects the Company's continuing effort to generate growth through increased revenue from both Year 2000 and core transitional outsourcing services. Revenue from professional services was $9.6 million for 1997 (including $5.1 million of revenue realized for IMR-U.K.) as compared to revenue of $4.1 million for 1996.

     Cost of Revenue. Cost of revenue was $46.0 million, or 55.0% of revenue for 1997, as compared to $15.7 million, or 56.0% of revenue, for 1996. Cost of revenue consists primarily of salaries and employee benefits for personnel dedicated to client projects as well as amortization of capitalized software costs and facility costs at the India and Northern Ireland software development facilities. The decrease in cost of revenue as a percentage of revenue reflects: (i) the Company's implementation of better controls over project pricing and margins; (ii) a lower percentage of application maintenance service projects in 1997, as compared to 1996, which carry slightly lower margins than contracts for the Company's other core transitional outsourcing services and Year 2000 services; and (iii) improved utilization of software development personnel in India. This improved utilization reflected the benefits associated with expansion and training of the Company's India-based personnel. Wage costs continue to increase at a greater rate than inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company generally has been able to offset these wage increases to date through increases in prices for its service offerings. However, there can be no assurance that in the future the Company will be able to increase its prices in amounts adequate to offset future wage increases.

     Gross Profit. Gross profit increased to $37.6 million in 1997 compared to $12.3 million in the prior comparable period. As a percentage of revenue, gross profit increased to 45.0% in 1997 as compared to 44.0% in 1996. The Company's gross profit margin increased for both its U.S. and its India operations. However, reduced gross profit margins for IMR-U.K. and IMR-N.I. partially offset this increase. IMR-U.K. derives a substantial portion of its revenue from professional services which generally result in lower profit margins. IMR-N.I. experienced lower gross profit during the start-up phase of its operations (which began in July 1997) as the Company hired and trained its workforce at that location.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $20.9 million in 1997, as compared to $7.5 million for 1996. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, telecommunications, management, finance, administrative and occupancy costs. As a percentage of revenue, selling, general and administrative expenses decreased to 25.0% in 1997 as compared to 26.9% for 1996. While selling, general and administrative expenses decreased as a percentage of revenue, the dollar volume increase was attributable primarily to selling, general and administrative expenses incurred by IMR-U.K., expansion of domestic offices, additional costs associated with reporting and accounting responsibilities as a public company, and increases in costs related to expanding the Company's administrative support staff. The Company will continue to increase its fixed costs for general and administrative expenses in anticipation of potential increases in the Company's business volume in 1998.

     Goodwill Amortization. Goodwill amortization increased to approximately $1.1 million for 1997 from approximately $100,000 for the year 1996. This increase reflects the goodwill resulting from the Company's acquisition of 64.0% of IMR-India in the second half of 1996 and the 1997 acquisitions of IMR-U.K. and IMR-N.I.

     Income from Operations. Operating income for 1997 was $15.6 million compared to $4.7 million in 1996, representing a 233.1% increase. As a percentage of revenue, income from operations increased to 18.7% in 1997 compared to 16.8% in 1996, primarily due to revenue increasing more rapidly than operating expenses.

     Other Income (Expense). The Company realized net other income of approximately $1.8 million in 1997 as compared to net other income of approximately $36,000 in 1996. Other income in 1996 included income related to the Company's equity investment in IMR-Ltd. of approximately $83,000; interest and other income of approximately $253,000 offset by approximately $301,000 of interest expense. During 1997, the Company recognized approximately $2.0 million in investment income primarily from the investment of remaining net proceeds from its public offerings in November 1996 and August 1997, and incurred approximately $175,000 of interest expense primarily for credit facilities in place in India and the U.K.

     Provision for Income Taxes. The provision for income taxes increased to approximately $5.4 million for 1997 from approximately $1.4 million for 1996. This represents an effective tax rate of 31.3% and 30.6% for 1997 and 1996, respectively. IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax has been provided thereon.

     Minority Interest in Net Income. Minority interest in net income decreased to approximately $48,000 for 1997 from approximately $730,000 in the comparable period in 1996. This represents the portion of IMR-India's net income which is allocated to IMR-India minority shareholders. This decrease was a result of the acquisition of 64.0% of IMR-India by the Company during late 1996, and the Company's acquisition of an additional 1.7% of IMR-India in 1997. At December 31, 1997, approximately 99.9% of IMR-India was owned by the Company and only 0.1% was owned by the three other individual shareholders.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue increased to $27.9 million in 1996, representing a 23.1% increase over revenue of $22.7 million in 1995. This increase generally reflected the growth in Year 2000 conversion services. Revenue from Year 2000 conversion services increased to $7.5 million in 1996 from $557,000 in 1995. Core transitional outsourcing services (software development, application maintenance and migration and re-engineering) increased to $16.3 million in 1996 from $14.7 million in 1995. Programming and consulting services revenue declined to $4.1 million in 1996 from $7.4 million in 1995 due to the reallocation of personnel and sales efforts to higher margin core transitional outsourcing and Year 2000 projects.

     Cost of Revenue.   Cost of revenue increased to $15.7 million in 1996
compared to $13.5 million in 1995, reflecting primarily the increase in business volume and wages payable to technical personnel.

     Gross Profit. Gross profit increased to $12.3 million in 1996 from $9.2 million in 1995. As a percentage of revenue, gross profit increased to 44.7% in 1997 from 40.7% in 1996. This increase reflected higher pricing achieved for the Company's services and a shift of personnel resources from programming and consulting to more profitable core transitional outsourcing services and Year 2000 conversion service offerings. The increase was partially offset by increased wages paid to technical personnel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32.6% to $7.5 million in 1996 from $5.7 million in 1995. Selling, general and administrative costs were 26.9% of revenue in 1996 as compared to 25.0% of revenue in 1995. This increase reflected additional costs to establish a new incentive program for project personnel which commenced in the second half of 1995 as well as additional general and administrative expenses to expand the Company's infrastructure of administrative support personnel and equipment. In particular, the Company upgraded satellite links, expanded IMR-India's facilities, and added additional personnel and equipment in the U.S. and India to service potential increases in service contracts.

     Goodwill Amortization. Amortization of goodwill increased to $100,000 in 1996 compared to $59,000 in 1995. This increase reflected the acquisition of an additional 64.0% of IMR-India in the second half of 1996.

     Income from Operations. Income from operations was $4.7 million in 1996 compared to $3.5 million in 1995, representing an increase of 33.5%.

     Other Income (Expense). The Company realized net other income of $36,000 in 1996 compared to $14,000 in 1995. Other income in 1995 included a $428,000 net gain realized from the sale by IMR-India of certain of its assets and real property in Mumbai and Trivandrum. This $428,000 net gain was partially offset by a $110,000 loss in the Company's 39.5% equity investment in IMR-Ltd. During 1996, the Company realized a gain of $83,000 on its equity investment in IMR-Ltd. In addition, the Company recognized approximately $132,000 of investment income from the investment of the net proceeds of its initial public offering. Interest expense for 1996 and 1995 was $301,000 and $349,000, respectively. The Company repaid most of its long-term debt at the end of 1996 from the proceeds of its initial public offering.

     Provision for Income Taxes. The provision for income taxes increased from $293,000 in 1995 to $1.4 million in 1996. In November 1996, IMR terminated its S Corporation tax status and recognized a nonrecurring tax charge of $1.1 million. (See Note 12 of Notes to Consolidated Financial Statements.) Prior to this termination, the 1995 provision for income taxes reflected only those taxes related to IMR-India. To provide more meaningful information, the Company's financial statements also reflect the pro forma effect as if the Company has been a C Corporation for all periods presented. The pro forma provision for income taxes increased to $1.4 million in 1996, or 30.6% of net income before provision for income taxes and minority interest, from $1.2 million in 1995, or 34.0% of net income before provision for income taxes and minority interest. The decrease in the pro forma effective tax as a percentage of net income reflects the larger portion of the net income being contributed by IMR-India, which enjoys a lower tax rate than IMR.

     IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax has been provided thereon.

     Minority Interest in Net Income. The minority interest in net income increased slightly to $730,000 in 1996 from $712,000 in 1995. This represents the equity investment in IMR-India's net income held by shareholders of IMR-India other than the Company. The increase represents higher profitability in IMR-India in 1996. However, this increase was offset by an increase in the percentage of IMR-India owned by the Company.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 1996 and ending December 31, 1997. The information relating to the quarters beginning January 1, 1996 and ending on December 31, 1997 is derived from and is qualified by reference to the audited Consolidated Financial Statements appearing elsewhere in this document and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                     Quarter Ended
                       --------------------------------------------------------------------------
                                       1997                                  1996
                       ------------------------------------  ------------------------------------
                       Dec. 31  Sept. 30  June 30  March 31  Dec. 31  Sept 30  June. 30  March 31
                       -------  --------  -------  --------  -------  -------  --------  --------
                                         (In thousands, except per share data)
Revenue..............  $27,392   $23,044  $18,767   $14,347   $8,503   $7,048    $6,307    $6,090

Gross profit.........   12,459    10,431    8,396     6,305    3,775    3,130     2,785     2,600

Income from
 operations..........    5,641     4,480    3,369     2,113    1,476    1,125     1,073     1,010

Basic earnings
   per share.........  $  0.18   $  0.14  $  0.11   $  0.06   $ 0.05   $ 0.04    $ 0.04    $ 0.03

Diluted earnings
   per share.........  $  0.13   $  0.10  $  0.08   $  0.04   $ 0.04   $ 0.02    $ 0.02    $ 0.02

                                                   Quarter Ended
                 ----------------------------------------------------------------------------------
                                   1997                                      1996
                 ----------------------------------------  ----------------------------------------
                 Dec. 31   Sept. 30   June 30   March 31   Dec. 31   Sept. 30   June 30   March 31
                 --------  ---------  --------  ---------  --------  ---------  --------  ---------
Revenue........    100.0%     100.0%    100.0%     100.0%    100.0%     100.0%    100.0%     100.0%

Gross profit...     45.5       45.3      44.7       43.9      44.4       44.4      44.2       42.7

Income from
   operations..     20.6       19.4      18.0       14.7      17.4       16.0       7.0       16.6

     The Company's operations and related revenue and operating results historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of IT projects in which the Company is engaged, the contractual terms of such projects, delays incurred in the performance of such projects, the accuracy of estimates of resources and time frames required to complete ongoing projects, and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects could require the Company to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $93.8 million of working capital as compared to working capital of $30.7 million at December 31, 1996. This increase primarily resulted from the receipt of $52.5 million from the Company's secondary public offering in July 1997. The Company's initial public offering in 1996 generated $40.7 million of cash proceeds. At December 31, 1997 and 1996, the Company held $90.3 and $29.7 million, respectively, in cash and cash equivalents and marketable securities.

     Net cash provided by operations in 1997, 1996 and 1995 was $19.4 million, $5.2 million and $1.0 million, respectively. This increase in cash provided by operations reflects primarily increases in profitability and improvements in contract management. Cash flow from operations in 1997 were sufficient to cover 1997 investing activities and debt maturities.

     Net cash (used in) provided by investing activities in 1997, 1996 and  1995
was ($10.3 million), ($19.1 million) and $503,000, respectively.   In 1997, the
Company acquired certain subsidiaries for $3.1 million in cash and purchased property and equipment for $7.0 million. In 1996, the Company acquired a majority interest in IMR-India for $10.0 million, invested in marketable securities of $5.5 million and purchased property and equipment for $2.6 million.

     The Company maintains an unsecured $10.0 million line of credit with NationsBank which allows the Company to borrow up to 80% of the book value of the Company's U.S. accounts receivable. Interest is at 30-day LIBOR plus 1.0% (6.9% as of December 31, 1997). At December 31, 1997, there was no amount outstanding under this line of credit and approximately $7.0 million was available for borrowing. Provisions of this line of credit and certain notes payable contain financial covenants, including covenants which require the Company to maintain certain financial ratios. At December 31, 1997, the Company was in compliance with these covenants.

     IMR-India maintains an export sales account receivable discounting facility. Loans under this facility could be denominated in Indian rupees or U.S. dollars until February 1996. Thereafter the loans are denominated in Indian rupees. Principal payments on amounts borrowed under this facility are due within 90 days of the loan. Interest is payable at a rate set by the Reserve Bank of India (currently 11.0%). At December 31, 1997 and 1996, no amounts were due under this facility. The maximum amount available under this facility at December 31, 1997 was approximately $761,000. The facility is collateralized by IMR-India's total export accounts receivable, property and equipment, and is personally guaranteed by Satish K. Sanan, the Company's President and Chief Executive Officer.

     The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations, will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

YEAR 2000 IMPACT ON INTERNAL OPERATIONS

     The Company's management has evaluated the Year 2000 impact on the Company's internal financial and operational systems. The Company has undertaken remedial measures based upon this evaluation. The Company anticipates that the installation of its new information systems and changes to its remaining information systems in order to make them Year 2000 compliant will be completed by December 31, 1998. The Company currently does not expect that the year 2000 will cause operational problems or result in the Company incurring costs material to the Company's financial condition or results of operations. However, delays in implementing these internal information systems or a failure to fully identify all Year 2000 dependencies in the Company's internal information systems could have material adverse consequences, including an adverse impact on the Company's ability to communicate with or provide services to its customers and its ability to invoice its customers for its services. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company, and others with whom the Company transacts business on a worldwide basis, do not have business systems or products that comply with the Year 2000 requirements. In the event any such third party is unable to timely provide the Company with products, services or systems due to such third party's Year 2000 noncompliance, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to Year 2000 issues, including litigation, will not have a material adverse effect on the Company's business, results of operations or financial condition.

ASSET MANAGEMENT

     The Company's accounts receivable increased $5.5 million to $11.2 million at December 31, 1997 from $5.7 million at December 31, 1996. This increase was partially offset by an increase of $2.4 million in deferred revenue from $1.9 million at December 31, 1996 to $4.4 million at December 31, 1997. A significant portion of the Company's business is executed on a fixed-price, fixed-time frame basis. Revenue on fixed-price contracts does not necessarily correlate to actual billings. Accordingly, accounts receivable may increase significantly in periods where there is a significant increase in deferred revenue (i.e., billings issued in advance of revenue recognition).

     A common financial measure is the calculation of days sales outstanding
(DSO) in accounts receivable. Management believes that the calculation of DSO at December 31, 1997 should factor in rapidly increasing revenue at year-end (revenue was $27.4 million for the fourth quarter of 1997 compared to $8.5 million for the fourth quarter of 1996). Based on the above, DSO was 37 days and 60 days at December 31, 1997 and 1996, respectively. The 23 day decrease was primarily attributable to improved payment practices of the Company's customers and involving project staff in the collection process. In addition, during December 1996, the Company advanced billed significant components which increased accounts receivable and deferred revenue.

     The Company has invested excess funds received from its initial public offering in investment-grade securities and money market instruments.

EFFECTS OF INFLATION

     The Company's most significant costs are the salaries and related benefits for its consultants and other professionals. Competition for IT professionals with the advanced technological skills necessary to perform the services offered by the Company have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, the Company must adequately anticipate wage increases, particularly on its fixed-price contracts. Further, India has in the past experienced significant inflation. Historically, the Company's wage costs in India have been significantly lower than its wage costs in the U.S., the U.K. and Australia for comparably-skilled employees, although wage costs in India are presently increasing at a faster rate than other locations. There can be no assurance that the Company will be able to recover cost increases through increases in the prices that it charges for its services.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financing Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting comprehensive income which includes translation adjustments. In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments.

     Management is currently assessing the future period impact of SFAS No. 130 and 131 on the Company's presentation of results of operations, changes in shareholders' equity and segment disclosures.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     CONVERSION OF YEAR 2000 PROJECTS INTO TRANSITIONAL OUTSOURCING BUSINESS. The Company realized 53.2% and 26.9% of total revenue from Year 2000 conversion services in 1997 and 1996, respectively and the Company expects this trend to continue in the near term. However, the Company believes that demand for Year 2000 conversion services will begin to diminish rapidly after the year 2000 as many Year 2000 compliance solutions are implemented and tested. A core element of the Company's growth strategy is to use the business relationships and the knowledge of its clients' computer systems obtained in providing its Year 2000 services to generate additional IT projects for these clients. There can be no assurance that the Company will be successful in generating additional business from its Year 2000 clients for other services. The Company's inability to implement this growth strategy would have a material adverse effect on the Company's results of operations and financial condition.

     MANAGEMENT OF GROWTH. An important element of the Company's strategy is to pursue continued rapid growth of its business. The Company's revenue increased approximately 199.0% in the year ended December 31, 1997, from $27.9 million in 1996 to $83.6 million in 1997. As of March 13, 1998, the Company employed approximately 1,450 software development professionals. The Company's growth will continue to place significant demands on its management and other resources. In particular, the Company will have to continue to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and continue to develop and improve its operational, financial, communications and other internal systems, both in the U.S. and offshore. The Company's inability to manage its growth effectively could have a material adverse effect on the quality of the Company's services and projects, its ability to attract and retain key personnel, its business prospects and its results of operations and financial condition. Any unexpected shortfall in revenue without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is unaccompanied by a corresponding increase in revenue, could also have a material adverse effect on the Company's results of operations and its financial condition.

     COMPETITIVE MARKET FOR TECHNICAL PERSONNEL. The future success of the Company's growth strategy will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT skills to keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. An inability to hire such additional qualified personnel will impair the Company's ability to manage and complete its existing projects and to bid for or obtain new projects. Further, the Company must train and manage its growing employee base, requiring an increase in the level of responsibility for both existing and new management personnel to retain personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to retain its existing or new employees. Accordingly, there can be no assurance that the Company will be successful in retaining current or future employees. In addition, a majority of the Company's present employees reside in India. Historically, the Company's wage costs in India have been significantly lower than its wage costs in the U.S. for comparably skilled employees, although wage costs in India are presently increasing at a faster rate than in the U.S.

     VOLATILITY OF STOCK PRICE. The Company has experienced a significant increase in the market price of its Common Stock since the Company's initial public offering in November 1996. The trading price of the Company's Common Stock also has been highly volatile since the Company's initial public offering and has been, and is likely to continue to be, subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, changing industry perception of valuations of companies that provide Year 2000 conversion services, the announcement of new Year 2000 conversion services contracts, new customers, technological innovations or new products by the Company or its competitors, general conditions in the IT services industry, revised earnings, estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the IT services industry and general economic and market conditions. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock.

     DEPENDENCE ON KEY EXECUTIVE. The Company's success will depend in large part upon the continued availability of the services of Satish K. Sanan, the Company's Chairman of the Board, President, Chief Executive Officer and principal shareholder. The loss of the services of Mr. Sanan would have a
material adverse effect on the Company.   The Company does not intend to
maintain key man insurance on the life of Mr. Sanan.

     DEPENDENCE ON OFFSHORE SOFTWARE DEVELOPMENT CENTERS. A significant element of the Company's business strategy is to continue to leverage its offshore software development centers in Bangalore and Mumbai, India and Belfast, Northern Ireland as well as a new offshore center planned for New Delhi, India. The Company believes that the use of a strategically located network of offshore software development centers will provide IMR with potential cost advantages as well as the ability to provide 24-hour service to its clients. In order to provide its service delivery model, the Company must maintain active satellite communications between its offices, the offices of its clients in the U.S. and elsewhere and its offshore software development facilities. Any loss of the Company's ability to transmit voice and data through satellite communications could have a material adverse effect on the Company's results of operations and financial condition. In the past, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. Furthermore, both India and Northern Ireland have experienced civil unrest and terrorism and, from time to time, have been involved in regional conflicts. No assurance can be given that the Company will not be adversely affected by future changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting countries in which the Company establishes offshore software development facilities. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including the Company. During the past five years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected the Company include, among others, tax holidays, liberalized import and export duties and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. Provided that the Company meets specified requirements, including investments in facilities and the employment and training of a minimum number of personnel, the government of Northern Ireland has committed to provide monetary grants to the Company to encourage employment in its offshore development center in Belfast, Northern Ireland. The elimination of any of these benefits could have a material adverse effect on the Company's results of operations and financial condition.

     RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS. The Company expects that international revenues will account for an increasingly significant percentage of the Company's revenues. As a result, the Company is subject to a number of risks, including, among other things, difficulties relating to administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. These risks could have a material adverse effect on the Company's results of operations and financial condition. Any earnings generated in countries other than the United States may be permanently invested or may be subject to considerable taxation if repatriated to the United States. The Company presently incurs a significant amount of its costs in local currency in India and expects to establish additional offshore centers in other countries. In contrast, the Company presently generates most of its revenue in U.S. dollars. Accordingly, the Company is subject to risks that, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes will adversely affect its results of operations. Historically, the Company has not hedged any meaningful portion of its foreign exchange transactions.

     POTENTIAL LIABILITY TO CLIENTS. Many of the Company's contracted engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its IT services, there can be no assurance the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's results of operations and financial condition.

     POSSIBLE ACQUISITIONS. The Company may make selective acquisitions of IT services firms with established customers. To date, the Company has made no material acquisition of an unaffiliated company. Consequently, there can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operations. Acquisitions may involve difficulties related to the integration of acquired businesses, some of which may have different cultures, operating methodologies, margins or business risks. The failure to timely integrate the Company's business with that of an acquired entity may result in a material adverse effect on the Company's results of operations and financial condition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel and clients, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's results of operations and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of the Company as a whole.

     FIXED-PRICE, FIXED-TIME FRAME CONTRACTS. As a core element of its business philosophy, the Company's strategy is to offer many of its IT services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. Although the Company uses its TSQM software engineering process and its past project experience to reduce the risks associated with estimating, planning and performing fixed-price, fixed-time frame projects, the Company bears the risk of cost over-runs and inflation in connection with these projects. The Company's failure to estimate accurately the resources and time required for a project, future rates of inflation and currency translations, or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company's results of operation and financial condition.

     RELIANCE ON SIGNIFICANT CLIENTS. The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of large corporate clients. During 1997, the Company's five largest clients accounted for approximately 35.4% of revenue. NOVUS and SPS, which are affiliated companies, together accounted for approximately 9.1% of revenue in 1997. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not provide the same level of revenue in any subsequent year. The loss of any large client could have a material adverse effect on the Company's results of operations and financial condition. Because many of its contracted engagements involve projects that are critical to the operations of its clients' businesses, IMR's failure to meet a client's expectations could result in a cancellation or nonrenewal of the contract and could damage the Company's reputation and adversely affect its ability to attract new business. Furthermore, the Company generally is not the exclusive outside source for IT services to the client. Accordingly, a client's dissatisfaction with IMR's performance could lead the client to purchase these services from another competitor.

     VARIABILITY OF QUARTERLY OPERATIONS AND FINANCIAL RESULTS. The Company's operations and related revenue and operating results historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of IT projects in which the Company is engaged, the contractual terms of such projects, delays incurred in the performance of such projects, the accuracy of estimates of resources and time frames required to complete ongoing projects, and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects could require the Company to continue to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition. As a result of the foregoing factors, the Company's operating results for a future quarter may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock likely will be adversely affected.

     COMPETITION. The IT services market is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. In addition, a significant and increasing number of companies have recently announced that they offer Year 2000 conversion services or automated Year 2000 conversion software products. Many of the Company's competitors have significantly greater financial, technical and marketing resources and generate greater revenue than the Company, and there can be no assurance that the Company will not lose existing clients to such competitors. The Company believes that its ability to compete also depends in part on a number of factors outside its control, including the ability of its competitors to hire and retain professional and technical employees, the price at which others offer comparable services and the extent of its competitors' responsiveness to client needs.

     POTENTIAL DECREASE IN DEMAND FOR YEAR 2000 SERVICES. The Company currently is engaged in extensive efforts to increase its infrastructure of personnel, facilities, equipment and other resources to meet anticipated growth in the demand for Year 2000 conversion and other IT services. A rapid near-term decline in the demand for Year 2000 conversion services would have a material adverse financial effect on the Company. The Company faces various risks that may cause the demand for its Year 2000 services to decline such as the risk that a competitor may introduce automated software processes or tools that would enable companies more easily to perform their own Year 2000 conversion services, and the risk that the Company will fail to perform Year 2000 conversion services correctly for a specific client under circumstances which might result in negative publicity and possible litigation.

     IMMIGRATION ISSUES. The Company believes that its success has resulted in part from its ability to attract and retain persons with technical and project management skills from other countries, especially India. As of March 13, 1998, approximately 280 of the Company's U.S. employees were working for the Company in the H-1B, non-immigrant work permitted visa classification. There is a limit on the number of new H-1B petitions that the U.S. Immigration and Naturalization Service may approve in any government fiscal year. In years in which this limit is reached, the Company may not be able to obtain H-1B visas necessary to bring critical foreign employees to the U.S. Compliance with existing U.S. immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the U.S., could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's results of operations and financial condition.

     INTELLECTUAL PROPERTY RIGHTS. In order to protect its proprietary rights in its various intellectual properties, the Company relies upon a combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures. India, the U.K., and Australia are members of the Berne Convention, an international treaty. As members of the Berne Convention, the governments of India, the U.K. and Australia have agreed to extend copyright protection under their domestic laws to foreign works, including works created or produced in the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S., India and Australia are adequate to protect it from misappropriation or unauthorized use of its copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India, the U.K. or Australia will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets among India, the U.S., the U.K. and Australia There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its Year 2000 proprietary rights or any of its other intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. The Company presently holds no patents or registered copyrights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Additionally, the Company anticipates that in the future it will license certain technologies to its customers. There can be no assurance that the Company will be able to successfully license these technologies, protect them from infringement or misuse, or prevent infringement claims against the Company in connection with its licensing efforts. The Company expects that the risk of infringement claims against the Company will increase if more of the Company's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's results of operations and financial condition.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report on Form 10-K contains certain forward-looking statements, including, among others: (i) the ability of the Company to sell transitional outsourcing services to existing Year 2000 customers; (ii) the potential extent of the Year 2000 problem and the anticipated growth in the Year 2000 services market; (iii) anticipated growth in the application maintenance outsourcing industry; (iv) presently anticipated trends in the Company's results of operations and financial condition; (v) the ability of the Company to rely on cash generated from operations to finance its working capital requirements; (vi) the Company's business strategy for expanding its services, including plans to develop EMU conversion services business; and
(vii) the Company's ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include: (i) the shortage of reliable market data regarding the Year 2000 conversion services and other application maintenance services, markets; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the Year 2000 conversion services market; (v) the Company's failure to perform Year 2000 conversion projects to a client's satisfaction; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors that May Effect Future Results" discussion, there can be no assurance that the forward-looking statements contained in this Report on Form 10-K will in fact transpire.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Financial Statements:
       Report of Independent Accountants
       Consolidated Balance Sheets - December 31, 1997 and 1996
       Consolidated Statements of Income - Years Ended December 31, 1997, 1996
          and 1995
       Consolidated Statements of Changes in Shareholders' Equity - Years Ended
          December 31, 1997, 1996 and 1995
       Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
          1996 and 1995
       Notes to Consolidated Financial Statements

     Selected quarterly financial data is included in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations".

     The financial statements begin on the following page.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
  Shareholders of Information Management Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Information Management Resources, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Management Resources, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                    COOPERS & LYBRAND, L.L.P.



Tampa, Florida
February 13, 1998, except for the information in Note 22, for which the date is March 9, 1998.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         December 31,
                                                                      -----------------
                                                                        1997      1996
                                                                      --------   ------
                                  ASSETS
Current assets:
   Cash and cash equivalents........................................  $ 85,819   $24,082
   Marketable securities............................................     4,453     5,644
   Accounts receivable..............................................    11,156     5,670
   Unbilled work in process.........................................     6,390     1,074
   Other current assets.............................................     6,553     2,069
                                                                      --------   -------
         Total current assets.......................................   114,371    38,539

Property and equipment, net of accumulated depreciation.............     9,818     3,703
Capitalized software costs, net of accumulated amortization.........        47       720
Deposits and other assets...........................................       960       596
Goodwill, net of accumulated amortization...........................    10,157     5,395
                                                                      --------   -------
         Total assets...............................................  $135,353   $48,953
                                                                      ========   =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................  $  3,136   $ 1,364
   Accrued compensation.............................................     8,430     1,117
   Deferred revenue.................................................     4,413     1,965
   Other current liabilities........................................     4,599     3,365
                                                                      --------   -------
         Total current liabilities..................................    20,578     7,811

Long-term debt......................................................       885         -
Deferred tax liability..............................................       546       634
Other liabilities...................................................       133        85
                                                                      --------   -------
         Total liabilities..........................................    22,142     8,530
                                                                      --------   -------
Minority interest...................................................         4        67
                                                                      --------   -------

Commitments and contingencies (Notes 11,13 and 18)
Shareholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares authorized,
      no shares issued and outstanding..............................         -         -
   Common stock, $.10 par value per share, 40,000,000 shares
      authorized, 25,650,615 and 21,710,453 issued and outstanding..     2,565     2,171
   Additional paid-in capital.......................................    98,735    37,635
   Retained earnings................................................    12,564       669
   Cumulative foreign currency translation adjustment...............      (657)     (119)
                                                                      --------   -------
         Total shareholders' equity.................................   113,207    40,356
                                                                      --------   -------
         Total liabilities and shareholders' equity.................  $135,353   $48,953
                                                                      ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Year Ended December 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
Revenue.......................................  $83,550   $27,948   $22,700
Cost of revenue...............................   45,959    15,658    13,471
                                                -------   -------   -------
         Gross profit.........................   37,591    12,290     9,229

Selling, general and administrative expenses..   20,865     7,506     5,662
Goodwill amortization                             1,123       100        59
                                                -------   -------   -------


         Income from operations...............   15,603     4,684     3,508
                                                -------   -------   -------
Other income (expense):
   Interest expense...........................     (175)     (301)     (349)
   Other income...............................    1,947       336       363
                                                -------   -------   -------

         Total other income...................    1,772        35        14
                                                -------   -------   -------

Income before provision
   for income taxes and minority interest.....   17,375     4,719     3,522
Provision for income taxes....................    5,432     1,401       293
                                                -------   -------   -------
         Income before minority interest......   11,943     3,318     3,229

Minority interest in net income...............      (48)     (730)     (712)
                                                -------   -------   -------
         Net income...........................  $11,895   $ 2,588   $ 2,517
                                                =======   =======   =======

Basic earnings per share......................  $  0.49
                                                =======
Diluted earnings per share....................  $  0.35
                                                =======

Pro forma adjustment (See Note 1):
Historical net income.........................            $ 2,588   $ 2,517
Pro forma adjustment to income tax expense....                (43)     (905)
                                                          -------   -------

Pro forma net income..........................            $ 2,545   $ 1,612
                                                          =======   =======

Pro forma basic earnings per share............            $  0.16   $  0.08
                                                          =======   =======

Pro forma diluted earnings per share..........            $  0.10   $  0.05
                                                          =======   =======

Shares outstanding:
   Basic......................................   24,129    15,458    20,364
                                                =======   =======   =======
   Diluted....................................   34,467    26,371    30,831
                                                =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                   Cumulative
                                                                    Foreign       Retained
                                                     Additional     Currency      Earnings
                                     Common Stock      Paid-In    Translation   (Accumulated   Treasury
                                   ----------------
                                   Shares   Amount     Capital     Adjustment     Deficit)       Stock      Total
                                   -------  -------  -----------  ------------  -------------  ---------  ---------
Balance, January 1, 1995.........  20,377   $2,037      $    35         $   3        $(1,811)  $      -   $    264
Repurchase of common stock.......       -        -            -             -              -         (9)        (9)
Translation adjustment...........       -        -            -           (65)             -          -        (65)
Net income.......................       -        -            -             -          2,517          -      2,517
                                   ------   ------      -------   -----------        -------   --------   --------

Balance, December 31, 1995.......  20,377    2,037           35           (62)           706         (9)     2,707
Common stock issued
   for options exercised.........     306       31          (18)            -              -          -         13
Repurchase of common stock.......       -        -            -             -              -     (1,489)    (1,489)
Retirement of treasury stock.....  (6,200)    (620)        (822)            -            (56)     1,498          -
Dividends paid...................       -        -            -             -         (1,623)         -     (1,623)
Termination of S Corporation
   tax status....................       -        -          946             -           (946)         -          -
Common stock issued in
   connection with initial
   public offering...............   7,228      723       39,994             -              -          -     40,717
Acquisition of majority
   shareholder's interest in
   subsidiary....................       -        -       (2,500)            -              -          -     (2,500)
Translation adjustment...........       -        -            -           (57)             -          -        (57)
Net income.......................       -        -            -             -          2,588          -      2,588
                                   ------   ------      -------   -----------        -------   --------   --------

Balance, December 31, 1996.......  21,711    2,171       37,635          (119)           669          -     40,356
Common stock issued in
   connection with
   public offering...............   2,587      259       52,289             -              -          -     52,548
Common stock issued in
   connection with acquisitions..     173       17        1,784             -              -          -      1,801
Acquisition of majority
   shareholder's interest in
   subsidiary....................       -        -         (552)            -              -          -       (552)
Common stock issued in
   connection with employee
   stock purchase plan...........     108       11          658             -              -          -        669
Common stock issued for
   options exercised.............   1,072      107          152             -              -          -        259
Tax benefit of stock options
   exercised.....................       -        -        6,769             -              -          -      6,769
Net income.......................       -        -            -             -         11,895          -     11,895
Translation adjustment...........       -        -            -          (538)             -          -       (538)
                                   ------   ------      -------   -----------        -------   --------   --------

Balance, December 31, 1997.......  25,651   $2,565      $98,735         $(657)       $12,564   $      -   $113,207
                                   ======   ======      =======   ===========        =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Year Ended December 31,
                                                                       ------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  --------
Cash flows from operating activities:
   Net income........................................................  $ 11,895   $  2,588   $ 2,518
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization..................................     4,280        778       491
      Deferred taxes.................................................    (2,195)       855        42
      Tax benefit of stock options...................................     6,769          -         -
      Gain on sale of property and equipment.........................         -          -      (521)
      Unrealized exchange losses.....................................        80          9        63
      (Gain) loss in equity investment...............................         -        (83)      110
      Minority interest in net income................................        48        730       712
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process............    (7,455)    (3,130)   (1,638)
         Other current assets........................................    (2,295)    (1,220)      (69)
         Deposits and other assets...................................      (522)       (91)      (14)
         Accounts payable and other liabilities......................       490      2,029      (751)
         Accrued compensation........................................     7,313        254       332
         Income tax..................................................    (1,043)       487        (3)
         Deferred revenue............................................     2,070      1,947      (244)
                                                                       --------   --------   -------
         Total adjustments...........................................     7,540      2,565    (1,490)
                                                                       --------   --------   -------
         Net cash provided by operating activities...................    19,435      5,153     1,028
                                                                       --------   --------   -------

Cash flows from investing activities:
   Acquisition of interest in consolidated subsidiaries..............    (3,315)    (9,968)        -
   Investment in marketable securities, net..........................     1,191     (5,511)        -
   Proceeds from sale of property and equipment......................         -          -     1,391
   Additions to capitalized software costs...........................    (1,258)      (302)     (170)
   Additions to property and equipment...............................    (6,913)    (2,605)     (710)
   Increase in equity investment and loans to affiliate..............         -       (693)       (8)
                                                                       --------   --------   -------
         Net cash provided by (used in ) investing activities........   (10,295)   (19,079)      503
                                                                       --------   --------   -------
Cash flows from financing activities:
   Net (repayments) borrowings from revolving credit line............      (935)      (655)      230
   Proceeds from long-term debt and notes............................     1,181        900       208
   Payments on notes and capital leases..............................      (909)    (2,258)   (1,233)
   Proceeds from issuance of common stock............................    54,076     41,840         -
   Payment of costs in connection with issuance of common stock......      (600)    (1,110)        -
   Purchase of treasury stock at cost................................         -     (1,489)       (9)
   Payment of dividends..............................................         -       (822)        -
                                                                       --------   --------   -------
         Net cash provided by (used in) financing activities.........    52,813     36,406      (804)
                                                                       --------   --------   -------
Effect of exchange rate changes......................................      (216)       (19)     (119)
                                                                       --------   --------   -------

Net increase in cash and cash equivalents............................    61,737     22,461       608
Cash and cash equivalents at beginning of year.......................    24,082      1,621     1,013
                                                                       --------   --------   -------
Cash and cash equivalents at end of year.............................  $ 85,819   $ 24,082   $ 1,621
                                                                       ========   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

PAGE>

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Reporting--Information Management Resources, Inc. and subsidiaries ("IMR" or the "Company") provide transitional software outsourcing solutions to the information technology departments of large businesses. The Company's services are provided to a variety of industries and customers located primarily in North America, Europe and Australia. The consolidated financial statements include the accounts of Information Management Resources, Inc., its wholly owned subsidiaries and its effectively controlled foreign subsidiary. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents--The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its investments at high quality financial institutions.

     Marketable Securities--The Company's short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standard
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments consist of municipal government securities at December 31, 1997 and 1996 and are stated at estimated fair value based upon market quotes.

    Revenue Recognition--Fixed-price contract revenue is recognized using the percentage of completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Any anticipated losses upon contract completion would be accrued currently.

    Unbilled work-in-progress represents revenue on contracts to be billed in subsequent periods in accordance with the terms of the contract. Deferred revenue represents amounts billed in excess of revenue earned in accordance with the terms of the contract. Service revenue from time-and-materials services is recognized as the services are provided.

     Goodwill--Goodwill originated from the acquisition of certain subsidiaries, and is being amortized utilizing the straight-line basis over a 10-year period. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flow in relation to the assets to which this goodwill applies.

     Property and Equipment--Property and equipment, including property under capital lease agreements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method and is charged to income over the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. Cost and accumulated depreciation on assets retired or disposed of are removed from the accounts and any gain and losses resulting therefrom are reflected in income.

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

     Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product. Amortization expense related to capitalized software costs was approximately $1.9 million, $131,000 and $7,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Income Taxes--Prior to November 1996, the Company elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code whereby taxable income is generally reported by the shareholders on their individual income tax returns. In connection with the initial public offering (See Note
14), the S Corporation election was terminated on November 11, 1996 and subsequently the Company became subject to U.S. federal and state income taxes as a C Corporation. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. (See Note 12.)

     Pro Forma Net Income--To properly reflect the Company's pro forma net income for 1996 and 1995, the provision for income taxes has been adjusted as if the Company had been a taxable entity subject to federal and state income taxes at the marginal rates applicable to such periods. In addition, the pro forma adjustment to income tax expense for the year ended December 31, 1996 excludes the $1.1 million one-time income tax expense resulting from the termination of the S Corporation status.

     Foreign Currency Translation--The financial statements of the Company's foreign subsidiaries utilize a functional currency which is other than the U.S. dollar and are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect on the reporting date. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are not included in determining net income but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are reported in net income but were not material to any period presented.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Computation of Earnings per Share--All amounts have been adjusted for the common stock splits described in Notes 14 and 22. Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                    1997    1996    1995
                                   ------  ------  ------
Weighted average
   common stock outstanding......  24,129  15,458  20,364

Weighted average
   common stock equivalents......  10,338  10,913  10,467
                                   ------  ------  ------

Shares used in diluted earnings
   per share calculation.........  34,467  26,371  30,831
                                   ======  ======  ======

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting comprehensive income which includes translation adjustments. In June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments.

     Management is currently assessing the future period impact of SFAS No. 130 and 131 on the Company's presentation of results of operations, changes in shareholders' equity and segment disclosures.

     Reclassifications--Certain prior year amounts have been reclassified to conform with the 1997 presentation.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  ACQUISITIONS

     Information Management Resources (India) Ltd. (IMR-India) - At December 31, 1994, IMR owned 34.2% of IMR-India, an Indian Limited Liability Company. During 1996 and 1997, IMR purchased an additional 47.3% of IMR-India's outstanding common shares for approximately $7.2 million in cash in five separate transactions. These acquisitions are accounted for as purchases pursuant to the provisions of APB Opinion No. 16, "Business Combinations" and resulting goodwill is being amortized over a 10-year period. In addition, during November 1996, IMR acquired an additional 18.4% of IMR-India from the Company's majority shareholder for approximately $3.1 million in cash. The acquisition from IMR's majority shareholder is accounted for as a reduction of equity. As a result of the acquisitions noted above, IMR owns 99.9% of the outstanding common shares of IMR-India at December 31, 1997.

     IMR accounts for its investment in IMR-India utilizing the consolidation method for all periods presented, because effective control had been maintained through the continued direct financial interest in IMR-India held by IMR's majority shareholder.

     Link Group Holdings Limited and Information Management Resources (U.K.) Limited - On February 10, 1997 (effective January 8, 1997), the Company acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom Limited Liability Company. Link provided transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. Prior to the acquisition, Link was owned by a Board member of IMR and his spouse. In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 161,343 shares of the Company's common stock. In addition, $1.6 million in cash is payable to Link's former shareholders during February, 1998. The Link acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and resulting goodwill is being amortized over a 10-year period.

     Coincident with the above acquisition, the Company also acquired 10.5% of Information Management Resources (U.K.) Limited ("IMR-Ltd."), a United Kingdom Limited Liability Company, from the Company's majority shareholder and his spouse for $520,000 in cash. The purchase price was determined through negotiations between the Company and the shareholder and his spouse. The acquisition from IMR's majority shareholder is accounted for as a reduction of equity.

     Prior to the above acquisitions, the Company owned 39.5% of IMR-Ltd. and Link owned 50% of IMR-Ltd. After the above acquisitions the Company effectively owns 100% of both Link and IMR-Ltd. The operations of Link and IMR-Ltd. have been merged and the operating company was renamed Information Management Resources, plc ("IMR-U.K.").

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  ACQUISITIONS (CONTINUED)

     Movitone Electronics Limited - In March 1997, the Company acquired 100% of the outstanding stock of Movitone Electronics Limited, an Indian Limited Liability Company, for approximately $1.7 million in cash. Movitone Electronics Limited has no significant ongoing activities and its only significant asset is a building located in India's Santacruz Electronics Export Processing Zone in Mumbai, India. The acquisition is recorded as a purchase pursuant to the provisions of APB Opinion No. 16. The entire purchase price was allocated to the building as it approximated its fair value.

     Information Management Resources (Northern Ireland) Limited - During June 1997, the Company began operations in Belfast, Northern Ireland and acquired certain assets in exchange for $270,000 cash and 11,250 shares of the Company's stock. The acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16, "Business Combinations" and resulting goodwill will be amortized over a 10-year period.

3.  MARKETABLE SECURITIES:

     The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at December 31, 1997 and 1996. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal for the years ended December 31, 1997 and 1996.

     The following table presents the estimated fair value of marketable securities by category (in thousands):

                                                      1997      1996
                                                    --------  --------
        Municipal debt securities ..............    $  4,397  $  5,512
        Interest income receivable .............          56       132
                                                    --------  --------
                                                    $  4,453  $  5,644
                                                    ========  ========

     The maturity of the above marketable securities at December 31, 1997, is less than one year.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    ACCOUNTS RECEIVABLE:

     The major classifications of accounts receivable at December 31, 1997 and 1996 were as follows (in thousands):

                                                         1997       1996
                                                       --------   --------
          Accounts receivable, trade ................. $ 11,091   $  4,997
          Unbilled accounts receivable-
             time-and-materials contracts ............       65        673
                                                       --------   --------
                                                       $ 11,156   $  5,670
                                                       ========   ========

5. COSTS AND ESTIMATED EARNINGS ON COMPLETED AND UNCOMPLETED CONTRACTS (IN THOUSANDS):

                                                         1997       1996
                                                       --------   --------
          Costs incurred on completed
             and uncompleted contracts................ $ 31,649   $  6,692
          Estimated earnings..........................   16,102      3,381
                                                       --------   --------

                                                         47,751     10,073
          Less billings to date.......................  (45,774)   (10,964)
                                                       --------   --------
                                                       $  1,977   $   (891)
                                                       ========   ========

  The following is included in the accompanying balance sheets:

                                                          1997      1996
                                                        -------    --------
          Unbilled work in process....................  $ 6,390    $ 1,074
          Deferred revenue............................   (4,413)    (1,965)
                                                        -------    -------
                                                        $ 1,977    $  (891)
                                                        =======    =======

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  OTHER CURRENT ASSETS (IN THOUSANDS):

                                                           1997      1996
                                                          -------   -------
          Income tax receivable.........................  $   754   $     -
          Deferred tax asset............................    1,889         -
          Prepaid expenses..............................    1,232       701
          Refundable deposit............................    2,000         -
          Affiliate receivable..........................        -     1,201
          Grant income receivable.......................      297         -
          Software product inventory....................       12        41
          Other current assets..........................      369       126
                                                          -------   -------
                                                          $ 6,553   $ 2,069
                                                          =======   =======

7.  PROPERTY AND EQUIPMENT:

     The major classifications of property and equipment at December 31, 1997 and 1996 were as follows (in thousands):

                                             Estimated
                                            Useful Life
                                              (Years)       1997      1996
                                            ------------  --------  --------
          Building and improvements.......        10-40   $ 2,671   $   348
          Computer equipment..............         5- 6     4,415     2,175
          Computer software...............         5-10     1,795     1,497
          Office furniture and equipment..         5-12     2,462       955
          Equipment under capital leases..            5       183       486
          Automobiles.....................         3- 5       124         -
          Construction in progress........          -       1,652         4
                                                          -------   -------
                                                           13,302     5,465
                                                          -------   -------
          Less accumulated depreciation
             and amortization.............                 (3,484)   (1,762)
                                                          -------   -------

                                                          $ 9,818   $ 3,703
                                                          =======   =======

     The equipment under capital lease is pledged as collateral for the related lease obligations.

     Depreciation and amortization expense related to property and equipment was approximately $1.2 million, $547,000 and $425,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization on equipment under capital leases was approximately $93,000 and $403,000 at December 31, 1997 and 1996, respectively.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   GOODWILL:

  Goodwill at December 31, 1997 and 1996 was as follows (in thousands):

                                                              1997     1996
                                                             -------   ------
          Goodwill.........................................  $11,517   $5,632
          Accumulated amortization.........................   (1,360)    (237)
                                                             -------   ------
                                                             $10,157   $5,395
                                                             =======   ======

9.   OTHER CURRENT LIABILITIES (IN THOUSANDS):

                                                              1997     1996
                                                             -------  -------
          Note payable - IMR-U.K. acquisition..............   $1,608   $    -
          Current portion of long-term debt................      295        -
          Current maturities of capital lease obligations..       62       55
          Notes-payable-shareholders.......................        -      814
          Income tax payable...............................      258      477
          Deferred tax liability...........................       40      258
          Accrued payroll taxes and value added taxes......      988      423
          Accrued sales and use taxes......................       89        -
          Employee savings plans...........................      199      394
          Initial public offering costs....................        -      125
          Software costs...................................        -      245
          Accrued expenses.................................    1,060      574
                                                              ------   ------

                                                              $4,599   $3,365
                                                              ======   ======

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  RELATED PARTIES

     At December 31, 1997, other current liabilities include $1.6 million due to a member of the Company's Board of Directors and his spouse in connection with the acquisition of Link (See Note 2). This amount was noninterest bearing and was paid in full during February 1998.

     At December 31, 1996, the Company had outstanding notes payable to
shareholders of $814,000 in   connection with the S Corporation termination (See
Note 14). These notes were unsecured with interest at 8% and were paid in full during February 1997. Interest expense on notes payable-shareholder for the year ended December 31, 1997, 1996 and 1995 was approximately $12,000, $19,000 and $18,000, respectively.

     Prior to the IMR-U.K. acquisitions, IMR-India provided software development services to IMR-Ltd. at market rates. During the years ended December 31, 1996 and 1995, the Company recognized revenue from IMR-Ltd. of approximately $877,000 and $109,000, respectively. At December 31, 1996, IMR-Ltd. owed IMR-India $646,000 for these services.

     At December 31, 1996, the Company had two notes receivable from IMR-Ltd. totaling $692,500, which resulted from cash advances. During 1996, the Company recognized approximately $35,000 of interest income on these notes. As a result of the 1997 IMR-U.K. acquisitions, these intercompany notes are eliminated in the consolidated financial statements.

     Cash flows from financing activities included proceeds from notes payable-shareholder of approximately $208,000 for the year ended December 31, 1995 and payments on notes payable-shareholders of approximately $814,000, $350,000 and $50,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

11.  CREDIT FACILITIES:

  Revolving Credit Facilities

     The Company maintains an uncollateralized $10.0 million revolving credit facility which allows the Company to borrow up to 80% of the book value of the Company's U.S. accounts receivable. Interest is at LIBOR plus 1% (currently 6.9%). No borrowings have been made under this facility. The maximum amount available under this facility at December 31, 1997 was $7.0 million.

     IMR-India maintains an export sales accounts receivable discounting facility. Loans under this facility could be denominated in Indian rupees or U.S. dollars until February 1, 1996. Thereafter the loans are denominated in Indian rupees. Principal payments on amounts borrowed are due within 90 days of the loan. Interest is payable at a rate set by the Reserve Bank of India (currently 11.0%). At both December 31, 1997 and

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  CREDIT FACILITIES (CONTINUED):

1996, no amount was due under this facility. The maximum amount available under this facility at December 31, 1997 was approximately $761,000. The facility is collateralized by IMR-India's total export accounts receivable, property and equipment, and is personally guaranteed by Satish K. Sanan, the Company's President and Chief Executive Officer.

  Long-Term Debt

     Long-term debt at December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                                   1997    1996
                                                                  -------  -----

        IMR-India:
          Loan payable with interest at LIBOR plus 3.0%
          (currently 8.9%) principal repayable in eight
          equal semiannual installments of $148 commencing
          February 1998, collateralized by property
          and equipment.....................................       $1,180  $   -
                                                                   ------  -----

        Less current portion................................          295      -
                                                                   ------  -----

        Long-term debt, net of current portion..............       $  885  $   -
                                                                   ======  =====

     Current maturities of long-term debt are as follows (in thousands):

          1999..............................................         $295
          2000..............................................          295
          2001..............................................          295
                                                                     ----
                                                                     $885
                                                                     ====

     Provisions of the revolving credit facilities and certain notes payable contain certain financial covenants, the most restrictive of which is the maintenance of certain financial ratios. At December 31, 1997, the Company was in compliance with these covenants.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  CREDIT FACILITIES (CONTINUED):

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. IMR's adjustable rate loans reprice frequently at current market rates. The rates of the Company's fixed obligations approximate those rates of the adjustable loans. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

12.  INCOME TAXES:

     The provision (benefit) for income taxes is as follows (in thousands):

                                                           1997     1996    1995
                                                         --------  -------  -----
          Current:
             Federal...................................  $ 6,378    $  412  $   -
             State and local...........................      911        66      -
             Foreign...................................      338        68    251
                                                         -------    ------  -----

                   Total current provision
                      for income taxes.................    7,627       546    251

          Deferred:
             Federal...................................   (1,920)      735      -
             State and local...........................     (275)      118      -
             Foreign...................................        -         2     42
                                                         -------    ------  -----

                   Total deferred provision (benefit)
                      for income taxes.................   (2,195)      855     42
                                                         -------    ------  -----

                   Total provision for income taxes....  $ 5,432    $1,401  $ 293
                                                         =======    ======  =====

     Upon termination of the S Corporation election, as described in Note 1, current and deferred income taxes reflecting the tax effects of temporary differences between the Company's financial statement and the tax bases of certain assets and liabilities became liabilities of the Company. Accordingly, the above provision for 1996 income taxes included a $1.1 million nonrecurring expense resulting from the termination of the S Corporation election. In accordance with applicable sections of the Internal Revenue Code (IRC), the Company elected to pay this nonrecurring expense over a four year period beginning in 1996.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  INCOME TAXES (CONTINUED):

     The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                1997    1996
                                                              -------  ------
          Deferred tax assets:
             Accrued expenses...............................  $1,684   $  11
             Net operating loss.............................     310       -
             Foreign net operating loss-U.K.................     315       -
                                                              ------   -----

                   Total deferred tax assets................   2,309      11
                                                              ------   -----

          Deferred tax liabilities:
             Property and equipment.........................    (115)    (97)
             Cash to accrual conversion.....................    (500)   (806)
             Foreign........................................     (40)      -
             Other..........................................     (36)      -
                                                              ------   -----

                   Total deferred tax liabilities...........    (691)   (903)
                                                              ------   -----

          Net deferred tax asset (liability)
                before valuation allowance..................   1,618    (892)

          Valuation allowance foreign
             net operating loss.............................    (315)      -
                                                              ------   -----

          Net deferred tax asset (liability)
             net of valuation allowance.....................  $1,303   $(892)
                                                              ======   =====

     Balance sheet classification of net deferred tax asset (liability) is summarized as follows (in thousands):

                                                       1997     1996
                                                      -------  ------

          Deferred tax asset-current................  $1,889   $  -
          Deferred tax liability-current (foreign)..     (40)   (258)
          Deferred tax liability-noncurrent.........    (546)   (634)
                                                      ------   -----
                                                      $1,303   $(892)
                                                      ======   =====

     In addition to the above, at December 31, 1996, the Company had a U.S. net operating loss carryforward related to its Indian subsidiary of approximately $700,000 which was reduced by a valuation allowance. In the current year the amount was fully utilized.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  INCOME TAXES (CONTINUED):

     As reflected above, as of December 31, 1997, the Company has recorded a valuation allowance of approximately $315,000 against the deferred tax asset related to the net operating loss incurred by its U.K. subsidiary.

     During the year ended December 31, 1997, various non-statutory stock options were exercised of which a tax benefit of approximately $6.8 million was directly credited to shareholder's equity.

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

     IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States Federal and state income tax has been provided thereon. The tax effect related to the unremitted earnings, net of foreign tax credits, is currently estimated to be approximately $1.5 million.

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 35% in 1997 and 34% in 1996 and 1995 to the income before income taxes and minority interest (in thousands).

                                                             1997     1996     1995
                                                           --------  -------  -------
          Statutory tax provision........................  $ 6,081   $1,604   $1,198
          State taxes, net of federal benefit............      737       34        -
          U.S. S Corporation not subject to federal
             Income taxes................................        -     (989)    (779)
          Difference between federal and foreign
             tax rates on permanently reinvested income
             of foreign subsidiary.......................   (1,802)    (365)    (175)
          (Income) loss in foreign equity investment.....        -      (22)      37
          Termination of S Corporation status............        -    1,075        -
          Increase in valuation allowance................      315        -        -
          Other net......................................      101       64       12
                                                           -------   ------   ------

      Total provision for income taxes...................  $ 5,432   $1,401   $  293
                                                           =======   ======   ======

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  LEASES:

         The Company leases office facilities and certain residential premises for employees under noncancellable operating lease agreements. Rental expense under these leases was approximately $1,138,000, $604,000 and $517,000 during 1997, 1996 and 1995, respectively. Future minimum lease payments as of December 31, 1997 for leases with noncancellable terms in excess of the one year are approximately as follows (in thousands):

          1998.............................................  $1,624
          1999.............................................   1,194
          2000.............................................   1,017
          2001.............................................     824
          2002.............................................     758
          Thereafter.......................................   1,620
                                                             ------
                   Total minimum payments..................  $7,037
                                                             ======

14.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS:

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

     On November 11, 1996, in connection with the termination of IMR's S corporation election (see Note 1) IMR's remaining retained earnings were classified to additional paid-in capital.

     During November 1996, the Company completed an initial public offering and received $40.7 million in cash (net of offering expenses of $1.1 million) in exchange for the issuance of 7,228,125 shares of common stock. The Company's common stock commenced trading on the Nasdaq National Market on November 8, 1996.

     On June 19, 1997, the Company declared a 3-for-2 stock split in the form of a stock dividend payable on July 10, 1997 to shareholders of record on June 26, 1997. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted.

     During July 1997, the Company completed a secondary public offering and received $52.5 million in cash (net of offering expenses of $600,000) in exchange for the issuance of 2,587,500 shares of common stock.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

     Employee Stock Option Plan--IMR has granted non-qualified stock options to certain employees with vesting periods of up to five years. The number of shares of common stock authorized for issuance under this plan is 16,003,455. These options give the employee the right to purchase common stock at an exercise price estimated by management to be at least equal to the fair value of the stock at the date of the option's grant. For all options granted, the term during which employees may exercise the option was initially 10 years. On July 15, 1996 management reset the term for all options granted through that date to 10 years starting July 15, 1996. All options granted subsequent to July 15, 1996 expire 7 to 10 years from their grant date.

     Nonemployee Directors Stock Option Plan--During September 1996, the Company established the Nonemployee Directors Stock Option Plan, whereby nonemployee directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 337,500. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each nonemployee director is granted an option grant of 22,500 shares each biannual period which they serve on the Board which expire 10 years from the grant date. Beginning with the grant date, these options vest 50% at the end of the first year and 100% at the end of the second year. As of December 31, 1997, 270,000 options are available for future grants and 67,500 options are outstanding of which 33,750 are exercisable.

     Stock Option Disclosures--The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in connection with the issuance of these options. Had compensation cost for the Company's stock options plan been determined based on the fair value at the grant dates for the awards under the plan consistent with the method of SFAS Statement 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the adjusted amounts indicated below:

                                                     1997     1996     1995
                                                   --------  -------  -------
          Pro forma net income:
             As reported.........................   $11,895   $2,545   $1,612
             As adjusted (unaudited).............   $11,733   $2,089   $1,565

          Pro forma diluted earnings per share:
             As reported.........................   $  0.35   $ 0.09   $ 0.05
             As adjusted (unaudited).............   $  0.34   $ 0.08   $ 0.05

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

     The estimated per share fair value of options granted during 1997, 1996 and 1995 was $5.11, $0.27 and $0.04, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995, respectively: no dividend yield for each year presented; risk-free interest rates of 6.0%, 7.9% and 5.9%; expected lives of the options prior to exercise of 6.5, 11.3 and 9.9 years. For options granted prior to the Company's initial public offering in November, 1996, volatility of the stock price was omitted from the pricing model as permitted by SFAS No. 123. For 1997 option grants, a volatility measure of 85% was employed.

     A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                    1997                           1996                           1995
                        -----------------------------  -----------------------------  ----------------------------
                                     Weighted-Average               Weighted-Average              Weighted-Average
    Fixed Options         Shares      Exercise Price     Shares      Exercise Price     Shares     Exercise Price
----------------------  -----------  ----------------  -----------  ----------------  ----------  ----------------
Outstanding at
  beginning of  year    11,632,657             $ 0.46   4,962,263              $0.05  2,345,063              $0.05
Granted                  2,015,700             $16.12   7,265,250              $0.66  3,133,215              $0.05
Exercised               (1,071,748)            $ 0.25    (306,383)             $0.05          -              $0.05
Cancelled                  (31,514)            $ 2.25    (288,473)             $0.05   (516,015)             $0.05
                        ----------                     ----------                     ---------

Outstanding at
   end of year          12,545,095                     11,632,657                     4,962,263
                        ==========                     ==========                     =========

Options exercisable
   at year-end           9,541,970                     10,240,673                     4,067,258
                        ==========                     ==========                     =========

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

    The following table summarizes certain information about stock options at December 31, 1997:

                         Options Outstanding                     Options Exercisable
      ----------------------------------------------------  ----------------------------
        Number          Weighted-Average                    Number
      Outstanding          Remaining                        Exercisable
      at 12/31/97       Contractual Life  Exercise Prices   at 12/31/97  Exercise Prices
      -----------       ----------------  ----------------  -----------  ---------------
      3,450,203             8.5 years         $ 0.05          3,382,703         $ 0.05
      6,240,015             8.5 years         $ 0.22          6,001,515         $ 0.22
        527,178             8.5 years         $ 2.49             41,502         $ 2.49
         19,500             8.8 years         $ 4.45              3,750         $ 4.45
        292,500             8.8 years         $ 6.22            112,500         $ 6.22
        108,000             9.2 years         $ 5.05                  -         $ 5.05
          5,625             9.2 years         $ 8.22                  -         $ 8.22
          3,375             9.0 years         $ 8.89                  -         $ 8.89
          5,625             9.5 years         $11.85                  -         $11.85
         11,250             9.5 years         $20.05                  -         $20.05
        957,750             9.8 years         $18.41                  -         $18.41
        924,075             9.9 years         $15.08                  -         $15.08
      ----------                                              ---------
      12,545,096                                              9,541,970
      ==========                                              =========

    As of December 31, 1997, options to purchase 3,458,360 shares of Common Stock were available for future grants.

    Employee Stock Purchase Plan--The Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") became effective on October 1, 1996. A total of 450,000 shares of the Company's Common Stock have been reserved for issuance under the Stock Purchase Plan. An employee electing to participate in the Stock Purchase Plan must authorize a stated dollar amount or percentage of the employee's regular pay to be deducted by the Company from the employee's pay for the purpose of purchasing shares of Common Stock on a quarterly basis. The price at which employees may purchase Common Stock is 85% of the closing price of the Common Stock on the Nasdaq National Market on the first day of the quarter or the last day of the quarter, whichever is lower.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SHAREHOLDER'S EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

     IMR-India Stock Option Plan--IMR-India has adopted a separate Employee Share Option Policy which provides for grants of options to employees to purchase common shares of IMR-India. The maximum number of options that may be granted under the policy is 51,900 common shares. Under the policy, options granted to an employee will vest upon completion of five years of continuous employment with IMR-India or its affiliates. Vested options are valid for exercise during the employees' employment with IMR-India or its affiliates and for a period of six months thereafter. Options not exercised within six months of cessation of employment expire.

  A summary of the status of IMR-India's stock option plan is as follows:

                                                   Weighted
                                                    Average
                                                   Exercise
                                        Shares       Price
                                        -------  -------------
          Balance, December 31, 1995..  25,500   $0.00--$0.28
          Canceled....................  (5,000)  $       0.00
                                        ------

          Balance, December 31, 1996..  20,500   $0.00--$0.28
          Granted.....................   4,000   $      22.82
          Canceled....................  (4,500)  $      (0.00)
                                        ------

          Balance, December 31, 1997..  20,000   $       4.66
                                        ======   ============

     At December 31, 1997 and 1996, exercisable options were 6,400 and 1,000, respectively.

     Compensation expense has been recognized on the difference between fair value at the date of the grant and the exercise price pursuant to APB Opinion No. 25. Compensation expense is recognized over the life of the options. Compensation expense under this plan for the years ended December 31, 1997, 1996 and 1995 approximated $800, $2,000 and $24,000, respectively. Under IMR-India's policy, options to be granted subsequent to September 6, 1996 are to be granted at an exercise price equal to the fair market value of the common shares of IMR-India at the time of the grant.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  EMPLOYEE BENEFIT PLANS:

     IMR implemented a 401(k) defined contribution pension plan (the "Plan"), effective January 1, 1992, for employees meeting certain service requirements. IMR will match 75% of employees' contributions, up to 5% of their pay, limited to a maximum contribution of $1,000 per employee. Additional contributions may be made at the discretion of management. Contributions made to the Plan by IMR totaled approximately $142,000, $20,000 and $19,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     IMR-India maintains certain employee benefit plans that cover substantially all employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute 10 percent of base compensation, which is matched by a 10 percent contribution by IMR-India. Contributions made to the plan by IMR-India totaled approximately $118,000, $79,000 and $32,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

     The gratuity plan is a statutory postemployment benefit plan providing defined lump sum benefits based on years of service and final average compensation. IMR-India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation. The contributions are based on actuarial valuations made by the insurance corporation as of March 31 each year. Contributions are made to this plan by IMR-India were less than $15,000 for each of the years ended December 31, 1997, 1996 and 1995.

16.  CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. The Company maintains its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company places its cash equivalents and marketable securities in investment grade short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

     Concentrations of credit risk with respect to accounts receivable is limited due to the dispersion of the Company's customer base across different industries and geographies. The Company's two largest customers accounted for approximately 17%, 40% and 40% of revenue for the years ended December 31, 1997, 1996 and 1995, respectively, and 14% and 30% of accounts receivable as of December 31, 1997 and 1996, respectively. No other customer accounted for 10% of revenue or accounts receivable for the above periods.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  OTHER INCOME:

     Other income is summarized as follows (in thousands):

                                                     1997    1996    1995
                                                   --------  -----  ------
     Gain on disposition of property and
        equipment in connection with relocation
        of IMR-India operations, net of relocation
        costs of $102 in 1995....................   $    -   $   -  $ 428
     Investment income...........................    2,014     192     45
     Income (loss) in equity investment..........        -      83   (110)
     Other income (expense)......................      (67)     61      -
                                                    ------   -----  -----
                                                    $1,947   $ 336  $ 363
                                                    ======   =====  =====

18.  COMMITMENTS AND CONTINGENCIES:

     During August 1997, IMR-India entered into an agreement to purchase land and building in New Delhi, India for $1.7 million. As of December 31, 1997, $185,000 had been advanced to the sellers of this property. This transaction is expected to be finalized during April 1998.

     The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

19.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     1997    1996   1995
                                                    -------  -----  -----

     Cash paid during the year for interest.......   $  132  $ 301  $ 377
                                                     ======  =====  =====
     Cash paid during the year for income tax.....   $1,595  $ 132  $ 230
                                                     ======  =====  =====
     Noncash investing and financing activities:
        Notes payable-shareholders issued in
           lieu of dividend.......................   $    -  $ 801  $   -
                                                     ======  =====  =====
        Capital lease obligations incurred for
           property and equipment.................   $   83  $   -  $   -
                                                     ======  =====  =====
        Common stock exchanged for
           acquisition of subsidiaries............   $1,800  $   -  $   -
                                                     ======  =====  =====

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  GEOGRAPHIC INFORMATION (IN THOUSANDS):

                                                     1997       1996       1995
                                                   ---------  ---------  ---------
          Revenue:
             North America.......................  $ 63,059   $ 27,230   $ 21,811
             Europe..............................    18,706          -          -
             Asia Pacific........................    23,439     14,470     13,802
             Eliminations........................   (21,654)   (13,752)   (12,913)
                                                   --------   --------   --------
                   Total revenue.................  $ 83,550   $ 27,948   $ 22,700
                                                   ========   ========   ========

          Income (loss) from operations:
             North America.......................  $ 11,663   $  3,545   $  2,458
             Europe..............................      (642)         -          -
             Asia Pacific........................     5,705      1,398      1,082
             Eliminations........................    (1,123)      (259)       (32)
                                                   --------   --------   --------
                   Total income from operations..  $ 15,603   $  4,684   $  3,508
                                                   ========   ========   ========

          Total assets at December 31:
             North America.......................  $128,348   $ 49,654
             Europe..............................     9,916          -
             Asia Pacific........................    14,152      6,189
             Eliminations........................   (17,063)    (6,890)
                                                   --------   --------
                   Total assets..................  $135,353   $ 48,953
                                                   ========   ========

     Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions.

     North American operations primarily provide transitional outsourcing services to large United States and Canadian companies. European operations primarily provide transitional outsourcing services to large companies in the United Kingdom, Germany and the Netherlands. In addition, European operations include a Northern Ireland software facility which provides services to IMR's North American and European affiliates. Asia Pacific operations consist primarily of two Indian software facilities which provide services to IMR's North American, European and other Asia Pacific affiliates. Beginning in 1997, the Asia Pacific operation began providing outsourcing services to large Australian companies.

            INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

     During 1997 and 1996, the Company acquired an additional 65.3% of IMR-India, completed the IMR-U.K. acquisition and acquired certain operations in Northern Ireland (See Note 2). The following unaudited table compares the Company's reported net income to pro forma information which excludes the results of all acquisitions.

                                                    December 31,
                                                  ----------------
                                                   1997     1996
                                                  -------  -------
          As reported:
             Net revenues........................ $83,550  $27,948
             Net income.......................... $11,895  $ 2,588
             Basic earnings per share............ $  0.49  $  0.16
             Diluted earnings per share.......... $  0.35  $  0.10

          Pro forma (unaudited):
             Net revenues........................ $65,372  $27,948
             Net income.......................... $ 8,989  $ 2,463
             Basic earnings per share............ $  0.37  $  0.16
             Diluted earnings per share.......... $  0.26  $  0.09

     The pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduction in minority interest in net income and additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations had the acquisitions been in effect as of January 1, 1995, or of future results of operations of the consolidated entities.

22.  SUBSEQUENT EVENT:

     On March 9, 1998, the Company declared a 3-for-2 stock split in the form of a stock dividend payable on April 3, 1998 to shareholders of record on March 20, 1998.

     All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the above transaction.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under Item G of the General Instructions for Form 10-K. Only these sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this Item 10 with respect to the directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997.

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

       (b)  Form 8-K
            --------

            There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

       (c)  Exhibits
            --------

            The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1998.

                                 Information Management Resources, Inc.


                                 By: /s/ Satish K. Sanan
                                     -----------------------------------------
                                                   Satish K. Sanan
                                          President and Chief Executive Officer

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

        Signature                         Title                      Date
        ---------                         -----                      ----

/s/ Satish K. Sanan         President; Chief Executive Officer  March 26, 1998
--------------------------
     Satish K. Sanan          (Principal Executive Officer)
                              and Director

/s/ John R. Hindman         Chief Financial Officer             March 26, 1998
--------------------------
     John R. Hindman          (Principal Financial Officer)

/s/ Michael J. Dean         Vice President-Finance, Controller  March 26, 1998
--------------------------
     Michael J. Dean          (Principal Accounting Officer)

/s/ Jeffery S. Slowgrove    Treasurer, Director                 March 26, 1998
--------------------------
     Jeffery S. Slowgrove

/s/ Philip Shipperlee       Managing Director, IMR-U.K.;        March 26, 1998
--------------------------
     Philip Shipperlee        Director

/s/ Charles C. Luthin       Director                            March 26, 1998
--------------------------
     Charles C. Luthin

/s/ Vincent Addonisio       Director                            March 26, 1998
--------------------------
     Vincent Addonisio

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                                                     Description
-------        -------------------------------------------------------------------------------------------------------
 3.1*          Amended and Restated Articles of Incorporation of the Registrant.
 3.2*          Restated Bylaws of the Registrant.
 4.1           See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and
               Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
 4.2*          Specimen Stock Certificate.
10.1*          Memorandum and Articles of Association of IMR-India.
10.2*          Articles of Association of IMR-U.K.
10.3*          Joint Venture Agreement dated October 17, 1994 among the Registrant, Satish K. Sanan, Anne
               Sanan and The Link Group; as amended pursuant to Amendment to Joint Venture Agreement dated
               December 11, 1995 and Second Amendment to Joint Venture Agreement dated February 29, 1996.
10.4*+         Master Services Agreement dated April 1, 1996 between the Registrant and IMR-India.
10.5*+         Master Services Agreement dated April 1, 1996 between IMR-U.K. and IMR-India.
10.6*          Share Purchase Agreement dated July 22, 1996 between the Registrant and Second India.
10.7*          Share Purchase Agreement dated July 4, 1996 between the Registrant and Satish K. Sanan.
10.8*          Share Purchase Agreements dated September 12, 1996 between the Registrant and India Magnum.
10.9*+         Master Services Agreement for Information Technology Professional and related schedules between the Registrant and Dayton Hudson Corporation.
10.10*+        Master Services Agreement and related schedules between the Registrant and Dean Witter Discover &
               Co., Inc.
10.11          [Reserved]
10.12*+        Master Agreement for Computer Consulting and Programming Services and related schedules between the Registrant and Target Stores.
10.13*         Revolving Line of Credit Business Loan Agreement dated June 5, 1996 between the Registrant and
               Barnett Bank of Pinellas County and related Promissory Note, Commercial Security Agreement and
               Continuing Unlimited Commercial Guaranty, each dated June 5, 1996.
10.14*         Principal Plus Interest Business Loan Agreement dated June 5, 1996 between the Registrant and
               Barnett Bank of Pinellas County and related Promissory Note, Commercial Security Agreement and
               Continuing Unlimited Commercial Guaranty each dated June 5, 1996.
10.15*         Form of Employment Agreement between Registrant and Satish K. Sanan.
10.16*         Form of Employment Agreement for Executive Officers.
10.17*         401(k) Profit Sharing Plan effective January 1, 1992 and Amendment thereto effective January 1, 1994.
10.18*         Stock Incentive Plan effective July 15, 1996.
10.19*         Form of Directors Stock Option Plan.
10.20*         Form of Employee Stock Purchase Plan.
10.21*         Lease Agreement dated March 22, 1993 between the Registrant and ABR Plymouth Plaza, Ltd.
               regarding 22,578 square feet of office space located at 26750 U.S. Highway 19 North, Clearwater,
               Florida; First Amendment to Lease Agreement dated October 18, 1995 and Second Amendment to
               Lease Agreement dated December 11, 1995.
10.22*         Sub-Lease Agreement dated October 17, 1995 between the Registrant and ABR Information Services,
               Inc. regarding 11,289 square feet of office space located at 26750 U.S. Highway 19 North,
               Clearwater, Florida.

                                 EXHIBIT INDEX
                                 -------------
                                  (CONTINUED)

 Exhibit
 Number                                                     Description
 -------       --------------------------------------------------------------------------------------------------
10.23*         Stockholders' Agreement dated July 1, 1994.
10.24*         Form of Termination of Stockholders' Agreement.
10.25*         Form of Indemnification Agreement.
10.26*         Form of S Corporation Termination, Tax Allocation and Indemnification Agreement.
10.27*         Loan Agreement between IMR-India and Canara Bank and related documents.
10.28*         Loan Agreement between IMR-India and Exim Bank of India and related documents.
10.29**        Employee Stock Purchase Plan, as amended.
10.30***       Acquisition Agreement dated January 13, 1997 between the Registrant and Philip and Sheila
               Shipperlee relating to the acquisition of Link Group Holdings Limited.
10.31****      Share Purchase Agreement dated January 13, 1997 between the Registrant and Satish and Anne
               Sanan relating to the acquisition of IMR-U.K.
11.1           Computation of Net Income Per Share.
21.1           List of Subsidiaries.
23.1           Consent of Coopers & Lybrand, L.L.P.
24.1           Powers of Attorney (included on signature page).
27.1           Financial Data Schedule.

_______________
   *Incorporated herein by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Registration No. 333-12037).

  **Incorporated herein by reference to the Exhibit of the same number field with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28840).

 ***Incorporated herein by reference to Exhibit 2.1 filed with the Company's
    Current Report on Form 8-K filed with the Commission on January 13, 1997 (Commission File No. 0-28840).

****Incorporated herein by reference to Exhibit 10.30 filed with the Company's
    Registration Statement on Form S-1 (Registration No. 333-30741).

 +Confidential treatment has been granted with respect to portions of these documents. The omitted portions of these documents have been filed separately with the Securities and Exchange Commission.