Form 10-K405/A
period 1997-12-31
INFORMATION MANAGEMENT RESOURCES INC
filed 1998-04-30
CIK 1021772

                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to

                        Commission File Number 0-28840

                    INFORMATION MANAGEMENT RESOURCES, INC.

                          (exact name of registrant
                           specified in its charter)
             Florida                                   59-2911475
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

26750 U.S. Highway 19 North
Suite 500                                                33761
Clearwater, Florida                                   (zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (813) 797-7080

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class               Name of exchange on which registered
         -------------------               ------------------------------------
Common Stock, par value $.10 per share           The Nasdaq National Market

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x      No
                                                -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

   The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of March 13, 1998, was $568,035,487 based upon the closing price of $34.46 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a
conclusive determination for other purposes.   As of March 13, 1998, there were
25,794,532 shares of the registrant's Common Stock outstanding. The closing price of the shares outstanding have been adjusted to reflect the 3-for-2 stock split in the form of a stock dividend payable on April 3, 1998 to shareholders of record on March 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
                    --------------------------------------------

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The directors and executive officers of the Company are as follows:

      Name                       Age
      ----                       ---

Satish K. Sanan(1)               50  Chairman of the Board; President and Chief
---------------------            --  ------------------------------------------
                                     Executive Officer; Director
                                     ---------------------------
John R. Hindman                  49  Chief Operating Officer
---------------------            --  -----------------------
Robert M. Molsick                43  Chief Financial Officer
---------------------            --  -----------------------
Jeffery S. Slowgrove             40  Treasurer; Director
---------------------            --  -------------------
Kasi V. Sridharan                43  Executive Vice President
-----------------                --  ------------------------
Dilip Patel                      39  Vice President-General Counsel; Secretary
-----------------                --  ------------------------------------------
Philip Shipperlee                51  Director; Managing Director, IMR-U.K.
-----------------                --  -------------------------------------
Michael J. Dean                  38  Vice President - Finance, Controller
----------------                 --  ------------------------------------
Charles C. Luthin (1)(2)(3)      55  Director
---------------------------      --  --------
Vincent Addonisio(1)(2)(3)       43  Director
---------------------------      --  --------

(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee

     Satish K. Sanan co-founded the Company in 1988 and has served as President, Chief Executive Officer and a Director of the Company since its inception. Mr. Sanan also has served as a director of each of the Company's subsidiaries since the date the respective subsidiary was formed or acquired by the Company. Mr. Sanan serves as a director of Padua Stables, Inc. and is a partner of Padua Stables, L.P. Prior to founding the Company, Mr. Sanan was employed by SHL Systemhouse Limited from 1980 to 1988 where he was responsible for planning, directing and controlling the achievement of sales and delivery objectives.

     John R. Hindman has served as Chief Operating Officer of the Company since April 1998 and served as the Company's Chief Financial Officer from March 1997 until April 1998. Mr. Hindman also serves as a Director for various subsidiaries of the Company. From November 1993 until September 1996, Mr. Hindman served as Chief Operating Officer and Chief Financial Officer of Precision Systems, Inc. ("PSI"), a software systems provider to the telecommunications industry. From September 1996 until February 1997, Mr. Hindman served as a financial consultant to PSI. From July 1988 until October 1993, Mr. Hindman served as Chief Financial Officer of Kimmins Environmental, a specialty contracting firm.

     Robert M. Molsick has served as Chief Financial Officer of the Company since April 1998. From June 1995 until March 1998, Mr. Molsick served as Chief Financial officer of Kvaerner Construction, Inc., a commercial construction company. From February 1993 until June 1995, Mr. Molsick served as Chief Financial Officer of Foley & Associates Construction Company, a commercial construction company. From August 1979 until February 1993 Mr. Molsick was employed by Brown & Root Building Company, also a commercial construction company, where he served as Chief Financial Officer from June 1983 to February 1993. Mr. Molsick is a Certified Public Accountant.

     Jeffery S. Slowgrove co-founded the Company in 1988 with Mr. Sanan and has served as Treasurer and a Director of the Company since its inception. Mr. Slowgrove also has served as a Director of Information Management Resources (India) Limited ("IMR-India") since 1990.

     Kasi V. Sridharan has served as Executive Vice President of the Company since March 1997. Mr. Sridharan served as Vice President-Finance of the Company from October 1995 until March 1997. Mr. Sridharan also serves as a Director for various subsidiaries of the Company. He served as Vice President-Finance of IMR-India from April 1992 until October 1995. From November 1988 until March 1992, Mr. Sridharan served as Chief Financial Officer for the Centre for Development of Advanced Computing in Pune, India. Mr. Sridharan is a Chartered Accountant.

     Dilip Patel has served as Vice President-General Counsel and Secretary of the Company since March 1996. Presently, Mr. Patel serves as a Director and Secretary for various subsidiaries of the Company. From August 1990 until March 1996, Mr. Patel was an attorney in the International Department of the Tampa, Florida law firm Fowler, White, Gillen, Boggs, Villareal & Banker, P.A. From 1983 until 1988 he practiced law as a Solicitor with Cartwright, Cunningham, Haselgrove & Co. in London, England. Mr. Patel is a member of and is Board Certified in Immigration and Nationality Law by the Florida Bar. He is admitted as a Solicitor of the Supreme Court of England and Wales.

     Philip Shipperlee has served as a Director of the Company since August 1996 and has served as the Managing Director of Information Management Resources, plc. ("IMR-U.K.") since January 1997. Prior to such time, Mr. Shipperlee served as the Managing Director of Link Group Holdings, Ltd. ("Link") from June 1980 until the Company's acquisition of Link in January 1997. Mr. Shipperlee served as Managing Director of Information Management Resources (U.K.) Ltd. from 1994 until January 1997 when operations were merged with Link.

     Michael J. Dean has served as Vice President-Finance since March 1997. Mr. Dean served as Chief Financial Officer of the Company from July 1996 until March 1997 and as Controller of the Company from July 1994 to the present. Prior to joining the Company, Mr. Dean served for ten years as a Manager for Harper, Van Scoik & Company, a Certified Public Accounting firm in Clearwater, Florida. Mr. Dean is a Certified Public Accountant.

     Charles C. Luthin has been a director of the Company since August 1995. From October 1994 until July 1995, he served as Vice President-Finance of the Company. Since 1995, Mr. Luthin has served as Vice President-Finance for Eckerd Family Youth Alternatives, Inc. a not-for-profit entity located in Clearwater, Florida. From 1993 until 1994, Mr. Luthin served as President of Dow Sherwood Corporation, a corporation that owns and operates restaurants. From 1989 until 1993, Mr. Luthin served as Vice President-Finance and Chief Financial Officer of Trans-marine Management Company, providing financial management and analysis for business interests of George M. Steinbrenner. From 1980 until 1989, Mr. Luthin served in various capacities for Walt Disney World Company, most recently as Vice President, Finance and Planning-Parks, where he was responsible for financial analysis and long-term planning for that company's theme park operations.

     Vincent Addonisio has been a director of the Company since August 1996. Mr. Addonisio has served as President of Parker Communications Network, Inc., a point of sale marketing network company, since January 1997. From July 1993 until November 1996, Mr. Addonisio was employed by ABR Information Services, Inc., a benefits administration outsourcing company in various positions that included Director, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Addonisio served as Chief Financial Officer of AER Energy Resources, Inc., a battery manufacturing company, from October 1992 until June 1993. From April 1991 until September 1992, Mr. Addonisio served as Vice President and Chief Financial Officer of IQ Software, Inc., a software development company.

     The Board of Directors is divided into three classes, each of whose members will serve for a staggered three-year term. The Board is comprised of two Class I directors (Messrs. Sanan and Addonisio), two Class II directors (Messrs. Shipperlee and Luthin) and one Class III director (Mr. Slowgrove). In accordance with Section 6.1 of the Company's First Amended and Restated Articles of Incorporation, at each annual meeting of shareholders a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the initial Class II directors and Class III directors and the reelected Class I directors will expire upon the election and qualification of successor directors at the Annual Meeting of Shareholders held in 1998, 1999 and 2000, respectively. There are no family relationships between any of the directors or executive officers of the Company.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the United States Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, the Company believes that all Section 16(a) filing requirements were met during 1997.

Item 11.  Executive Compensation
          ----------------------

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company determined as of the end of the last year (hereafter referred to as the "Named Executive Officers") for the years ended December 31, 1997, 1996 and 1995.

                          SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                 Compensation
                                                                                    Awards

                                                                                  Securities
                                                           Annual Compensation    Underlying      All Other
Name and Principal Position                     Year        Salary      Bonus       Options     Compensation(1)
Satish K. Sanan                                 1997       $406,000   $354,558             -       $97,792(2)
   Chairman of the Board and                    1996        316,667    320,018     6,172,515        59,327(3)
   Chief Executive Officer                      1995        253,285    261,241     3,009,465        58,368(4)

Philip Shipperlee (5)                           1997        154,100          -        60,000             -
   Managing Director of IMR-U.K.

John R. Hindman (6)                             1997         96,921     50,000       101,250             -
   Chief Operating Officer

Dilip Patel (7)                                 1997         92,998     20,000             -             -
   Vice President - General Counsel             1996         67,018     25,000       112,500             -

Kasi V. Sridharan                               1997         77,387     24,000             -             -
   Executive Vice President                     1996         69,999     25,000       112,500             -
                                                1995         44,099          -             -             -

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(2) Includes (i) $96,792 representing premiums for life insurance policies with benefits payable to beneficiaries designated by Mr. Sanan; and (ii) a $1,000 contribution on behalf of Mr. Sanan to the Company's 401(k) Plan.

(3) Includes (i) $58,327 representing premiums paid for life insurance policies with benefits payable to beneficiaries designated by Mr. Sanan; and (ii) a $1,000 contribution on behalf of Mr. Sanan to the Company's 401(k) Plan.

(4) Includes (i) $57,368 representing premiums paid for life insurance policies with benefits payable to beneficiaries designated by Mr. Sanan; and (ii) a $1,000 contribution on behalf of Mr. Sanan to the Company's 401(k) Plan.

(5)  Mr. Shipperlee commenced employment with the Company in January 1997.

(6) Mr. Hindman commenced employment with the Company in March 1997 as Chief Financial Officer. In April 1998 Mr. Hindman was named Chief Operating Officer.

(7)  Mr. Patel commenced employment with the Company in March 1996.

   Effective as of October 31, 1996, Mr. Sanan entered into a five year employment agreement with the Company. The employment agreement expires on the fifth anniversary of the effective date, and shall renew automatically for additional one year periods until either the Company or Mr. Sanan serves a 180 day notice of non-renewal. The employment agreement may be terminated by the Company only with cause. Cause is defined as including: (i) theft or embezzlement with regard to material property of the Company; or (ii) continued neglect by the employee in fulfilling his duties as Chief Executive Officer of the Company as a result of alcoholism, drug addiction or excessive unauthorized absenteeism, after written notification from the Board of Directors of such neglect and the employee's failure to cure within a reasonable time. Under the employment agreement, Mr. Sanan received an initial base salary of $400,000 plus automobile expenses, subject to annual increases at the discretion of the Compensation Committee. Effective January 1, 1998, the Compensation Committee increased Mr. Sanan's base annual compensation to $500,000. The employment agreement also provides for an annual incentive bonus equal to 2% of pre-tax net income (determined without regard to the charge resulting from this payment). In addition, on November 14, 1996, Mr. Sanan received a ten-year option to purchase 225,000 shares at an exercise price of $6.22 per share. Such option vested in full on November 14, 1997. On March 31, 1998, Mr. Sanan received a ten-year option to purchase 150,000 shares at an exercise price of $37.17 per share.
Such option vests over three years. Mr. Sanan will be eligible to receive additional stock options exercisable at fair market value on the grant date, in such amounts and subject to such vesting provisions as determined by the Compensation Committee. The Company also has agreed to maintain and to pay the premiums for approximately $10.6 million of life insurance policies with benefits payable to beneficiaries designated by Mr. Sanan. The anticipated annual premium is approximately $100,000. Mr. Sanan will receive all standard benefits made available to other executive employees of the Company. In the event that the Company terminates Mr. Sanan's employment without cause, Mr. Sanan will receive a severance payment equal to three times the greater of (i) Mr. Sanan's then current base salary plus the amount of his prior year bonus and the annualized value of any current benefits, or (ii) his compensation as reported for tax purposes for the immediately preceding calendar year. The employment agreement contains a noncompetition covenant for a period of three years following termination of employment by Mr. Sanan for any reason or by the Company for cause.

Option Grants in Last Fiscal Year

          The following table sets forth information concerning options granted to the Named Executive Officers during the year ended December 31, 1997:

                                                  Individual Grants                             Potential Realizable
                             Number of         Percent of                                        Value at Assumed
                            Securities           Total                                         Annual Rate of Stock
                            Underlying         Granted to      Exercise or                    Price Appreciation for
                              Options         Employees In     Base Price    Expiration            Option Term(2)
Executive Officer            Granted(1)        Fiscal Year     Per Share        Date              5%           10%
Philip Shipperlee(3)           60,000              3.0%          $15.08       11/14/04         $368,589      $858,968
John R. Hindman(4)            101,250              5.0%          $ 5.06        3/20/07         $321,562      $814,900

(1) These options were granted with an exercise price equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors.

(2) The potential realizable value is calculated based on the ten-year or seven-year term of the option at the time of its grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option. The actual realizable value of the options based on the actual market price may substantially exceed the potential realizable value shown in the table.

(3) The option is a nonqualified stock option and vests over five years from the date of the grant.

(4) The option is a nonqualified stock option and vests over three years from the date of the grant.

Option Exercises in Last Fiscal and Year-end Option Values

   The following table sets forth the aggregate dollar value of all options exercised and the total number of unexercised options held, on December 31, 1997, by the Named Executive Officers:

                                                         Number of Securities
                                                        Underlying Unexercised            Value of Unexercised
                               Shares                         Options at                 In-the-Money Options at
                              Acquired       Value         December 31, 1997               December 31, 1997(1)
    Executive Officer        on Exercise    Realized   Exercisable   Unexercisable     Exercisable     Unexercisable
Satish K. Sanan..........         -            -        9,370,238            -        $231,392,669      $        -
Philip Shipperlee........         -            -           11,250       71,250        $    211,275      $  806,075
John R. Hindman..........         -            -                -      101,250        $          -      $2,019,600
Dilip Patel..............       18,000     $264,510         4,500       90,000        $    111,500      $2,230,000
Kasi V. Sridharan........       22,500     $380,025             -       90,000        $          -      $2,230,000

--------------
(1) The closing price for the Company's Common Stock as reported by The Nasdaq Stock Market[SM] on December 31, 1997 was $25.00. Value is calculated on the basis of the difference between the option exercise price and $25.00, multiplied by the number of shares of Common Stock underlying the option.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee is comprised of Messrs. Luthin and Addonisio. Mr. Addonisio was not an officer or employee of the Company, or of any subsidiary of the Company, at any time during or prior to the year ended December 31, 1997. Mr. Luthin served as Vice President-Finance of the Company from October 1994 until July 1995. He was not an officer or employee of the Company or of any subsidiary of the Company, at any time during 1997.

Employee Benefit Plans

   Employee Stock Incentive Plan

   The Company's Stock Incentive Plan became effective on July 15, 1996 (the "1996 Plan") to provide incentives for officers, directors, consultants and key employees of the Company to promote the success of the Company and to enhance the Company's ability to attract and retain the services of such persons. Under the 1996 Plan 12,253,455 shares of Common Stock were reserved for issuance upon the grant and exercise of options or rights thereunder. Effective October 2, 1997, the Company's Board of Directors approved an amendment to the 1996 Plan increasing the number of shares issuable under such plan by 3,750,000 shares to 16,003,455 shares, subject to shareholder approval.

   The Company's Amended and Restated Stock Incentive Plan (the "Stock Option Plan") was approved by the Company's Board of Directors on November 8, 1997 and became effective on such date, subject to approval by the Company's shareholders. The Stock Option Plan, if approved by the Company's shareholders, would supersede the 1996 Plan. Options granted under the Stock Option Plan may be either: (i) options intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"); or (ii) non-qualified stock options. The Stock Option Plan also permits the grant of stock appreciation rights in connection with the grant of stock options, and the grant of restricted stock awards. Stock options and stock awards may be granted under the Stock Option Plan for all employees of the Company, or of any present or future subsidiary or parent of the Company, or other "key persons" to the Company.

   An incentive stock option that is granted under the Stock Option Plan may not be granted at a price less than the fair market value of the Company's Common Stock on the date of grant (or less than 110% of fair market value in the case of holders of 10% or more of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company). Non-qualified stock options may be granted at the exercise price established by the Administrator, which may be less than the fair market value of the Company's Common Stock on the date of grant. All grants to date have been, and the policy of the Compensation Committee is that all future grants will be, at fair market value on the grant date.

   Each option granted under the Stock Option Plan is exercisable for a period not to exceed ten years from the date of grant (or, in the case of incentive stock options, five years in the case of a holder of more than 10% of the total combined power of all classes of stock of the Company or of a subsidiary or parent of the Company), is subject to approval of the Company's shareholders and shall lapse upon expiration of such period, or earlier upon termination of the recipient's employment with the Company, or as determined by the Compensation Committee.

   The number of shares of the Company's Common Stock reserved for issuance under the Stock Option Plan is 16,003,455 shares. As of April 1, 1998, options to purchase 14,835,918 shares of Common Stock were outstanding under the Stock Option Plan or the earlier version of the plan and 1,167,537 shares of Common Stock had been issued upon exercise of options granted under the Stock Option Plan or the earlier version of the plan.

   The Stock Option Plan is administered by the Company's Board of Directors, the Compensation Committee of the Board of Directors and/or the Company's Chief Executive officer (each an "Administrator"). The Stock Option Plan is administered by the Compensation committee with respect to (i) any stock incentives granted to any employee or key person (as defined in the Stock Option
Plan) who shall be subject to Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any person whose stock incentive must be approved by a committee of disinterested directors in order to entitle the Company and the recipient of the stock incentive to the exemption provided by Rule 16b-3 promulgated under the Exchange Act; and (ii) any other person for whom the Chief Executive Officer is not specifically designated as the Administrator. The Board of Directors has designated the Company's Chief Executive Officer as the Administrator with respect to the grant and administration of non-statutory stock options to (i) employees and key persons who have been recently hired or who have agreed to become employed by or provide services to the Company; (ii) employees and key persons upon and in connection with their promotion from one job category to another; and (iii) any employee or key person, if in the sole discretion of the Chief Executive Officer, the grant of a stock option to such person is appropriate or advisable in order to retain such person. Any option grants approved by the Chief Executive Officer are subject to any limitations which may be imposed by the Company's Restated Bylaws or any applicable laws and are subject to the following additional limitations:
(i) the number of shares that may be subject to any option granted by the authority of the Chief Executive Officer shall not exceed the number of shares set forth in those guidelines set forth from time to time by the Compensation Committee with respect to various classifications of employment or service; (ii) all options or purchase rights granted or approved by the Chief Executive Officer must be granted pursuant to the

Stock Option Plan; (iii) the number of shares subject to options approved by the Chief Executive Officer may not exceed the total number of shares authorized for issuance under the Stock Option Plan, or such lesser number as the Board of Directors or the Compensation Committee may determine in its sole discretion;
(iv) options must be granted at a price not less than the fair market value of the underlying shares of Common Stock on the date of grant; (v) such officer shall not have the authority to grant options to consultants or employees who are or will be subject to the requirements of Section 16(b) of the Exchange Act; and (vi) the authority granted to the Chief Executive Officer by the Board of Directors may be further limited by the written directive of the Compensation Committee from time to time.

   The Administrators have the authority to determine exercise prices applicable to the options, the eligible employees or other key persons to whom options may be granted, the number of shares of the Company's Common Stock subject to each option, and the extent to which options may be exercisable. The Compensation Committee also has the authority to determine the recipients and the terms of grants of stock appreciation rights and restricted stock awards under the Stock Option Plan. The Administrators are empowered to interpret the Stock Option Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Stock Option Plan. Options granted under the Stock Option Plan generally vest over three to five years. Unless determined otherwise by an Administrator, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by such optionee.

   Employee Stock Purchase Plan

   The Company's Employee Stock Purchase Plan, as amended, (the "Stock Purchase Plan") became effective on October 1, 1996. A total of 450,000 shares of the Company's Common Stock have been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify under Section 423 of the Code. An employee electing to participate in the Stock Purchase Plan must authorize a stated dollar amount or percentage of the employee's regular pay to be deducted by the Company from the employee's pay each three month period for the purpose of purchasing shares of Common Stock (the "Purchase Period"). The price at which employees may purchase Common Stock is 85% of the closing price of the Common Stock on the Nasdaq National Market on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower. Employees of the Company who have completed six full months of service with the Company and whose customary employment is at least 20 hours per week for more than five months per calendar year are eligible to participate in the Stock Purchase Plan. An employee may not be granted an option under the Stock Purchase Plan if after the granting of the option such employee would be deemed to own 5% or more of the combined voting power of value of all classes of stock of the Company. As of April 1, 1998, 115,875 shares of Common Stock had been issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is administered by the Vice President-General Counsel of the Company, or any such other persons so designated by the Company's Board of Directors.

Agreements with Employees

   The Company's software development professionals working in the U.S. and U.K., as well as executive officers, are required to sign an agreement with the Company restricting the ability of the employee to compete with the Company during his or her employment and for a period of one year thereafter, restricting solicitation of customers and employees following employment with the Company, and providing for ownership and assignment of intellectual property rights to the Company.

Item 12.  Stock Ownership of Certain Beneficial Owners and Management
          -----------------------------------------------------------

   The following table sets forth, as of April 1, 1998, the beneficial ownership of the Company's outstanding Common Stock of (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each executive officer of the Company since January 1, 1997, (iii) each director of the Company since January 1, 1997, and (iv) all executive officers and directors as a group:

                                                                             Common Stock Beneficially Owned (1)

                                                                             Number of Shares     Percentage of
Name and Address of Beneficial Owners                                        of Common Stock         Class
Essex Investment Management Company(2)............................               2,416,280            9.4%
125 High Street,
Boston, MA 02110
Pilgrim Baxter & Associates, Ltd.(2)..............................               2,032,050            7.9
825 Duportail Road
Wayne, PA 19087
Satish K. Sanan(3)................................................              17,536,319           49.9
Jeffery S. Slowgrove(4)...........................................               1,226,482            4.8
Charles C. Luthin(5)..............................................                  11,475            *
Philip Shipperlee(6)..............................................                  94,621            *
Vincent Addonisio(7)..............................................                  18,000            *
Michael J. Dean(8)................................................                  28,500            *
Dilip Patel(9)....................................................                  22,500            *
Kasi V. Sridharan(10).............................................                  15,000            *
John R. Hindman(11)...............................................                  33,750            *
Robert M. Molsick.................................................                       -              -
All executive officers and directors as a group (10 persons)......              18,986,647           53.8%

----------------------
*Less than 1% of the outstanding Common Stock

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes (i) 25,792,025 shares outstanding as of April 1, 1998 and (ii) shares issuable by the Company pursuant to options held by the respective person or group which may be exercised within 60 days following the date of this Proxy Statement ("Presently Exercisable Options"). Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise provided, the street address of each beneficial owner is c/o Information Management Resources, Inc., Suite 500, 26750 U.S. Highway 19 North, Clearwater, Florida 33761.

(2) For purposes of this proxy statement, the Company has relied upon information reported by the respective shareholder to the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, in February 1998.

(3) Includes 9,370,238 shares issuable upon the exercise of Presently Exercisable Options. Also includes: (i) 8,001,828 shares held in the A&S Family Limited Partnership, the sole general partner of which is a corporation controlled by Mr. Sanan; and (ii) 164,253 shares held by a charitable foundation with respect to which Mr. Sanan disclaims beneficial ownership.

(4) Includes 8,032 shares issuable upon the exercise of Presently Exercisable Options.

(5) Includes 11,250 shares issuable upon the exercise of Presently Exercisable Options.

(6) Includes 11,250 shares issuable upon the exercise of Presently Exercisable Options.

(7) Includes 11,250 shares issuable upon the exercise of Presently Exercisable Options.

(8) Includes 28,500 shares issuable upon the exercise of Presently Exercisable Options.

(9) Includes 22,500 shares issuable upon the exercise of Presently Exercisable Options.

(10) Includes 15,000 shares issuable upon the exercise of Presently Exercisable Options.

(11) Includes 33,750 shares issuable upon the exercise of Presently Exercisable Options.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

IMR-U.K. and Link Transactions

   Pursuant to an agreement effective January 8, 1997, the Company acquired 100% of the outstanding shares of Link Group Holdings Limited ("Link"), a U.K.-based software services provider, from its two owners, Philip and Sheila Shipperlee. Philip Shipperlee serves as a Director of the Company. Under the terms of the agreement, the Company paid the Shipperlees $2.1 million in cash and 161,343 shares of the Company's Common Stock at closing and an additional $1.6 million in cash on February 10, 1998. The acquisition was approved by the disinterested members of the Board of Directors.

   Concurrently with the Link acquisition, the Company executed an agreement with Satish K. Sanan, the Company's President and Chief Executive Officer, and his spouse to acquire 10.5% of Information Management Resources (U.K.) Ltd. ("IMR, Ltd.") for $520,000 in cash. The acquisition was approved by the disinterested members of the Board of Directors. Prior to this acquisition, and prior to the acquisition by the Company of Link, the Company owned 39.5% of IMR-Ltd., Link owned 50.0% of IMR-Ltd. and Mr. and Mrs. Sanan together owned 10.5% of IMR-Ltd. After the acquisition of Link and this acquisition from the Sanans, the Company owns 100% of both Link and IMR-Ltd. Operations of these two companies have been combined and operate under Information Management Resources, plc. ("IMR-U.K."). Mr. Shipperlee serves as Managing Director of IMR-U.K.

Other Transactions

   In October 1995, the Company entered into a Sublease Agreement with ABR Information Services, Inc. ("ABR") pursuant to which ABR subleased from the Company 11,000 square feet of office space in the Company's Clearwater, Florida offices through October 31, 1997. This lease was terminated by mutual agreement of the parties on June 30, 1997. In 1997, ABR paid to the Company approximately $72,000 in rent pursuant to the sublease. Mr. Vincent Addonisio, a Director of the Company, served as Executive Vice President, Chief Financial Officer, Treasurer and a director of ABR from July 1993 until November 1996.

   During 1997, the Company maintained insurance on the life of Mr. Sanan. The proceeds from the insurance policies on the life of Mr. Sanan will be payable to beneficiaries designated by Mr. Sanan. The annual payment by the Company for insurance policies on the life of Mr. Sanan was approximately $97,000 in 1997.

   Mr. Sanan has personally guaranteed IMR-India's credit facilities with Canara Bank and Export-Import Bank of India.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Information Management Resources, Inc.


                           By: /s/ Satish K. Sanan
                              --------------------------------------------------
                              Satish K. Sanan
                              Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                 Title                      Date
                 ---------                                 -----                      ----
/s/ Satish K. Sanan                          President; Chief Executive Officer  April 30, 1998
-------------------------------              (Principal Executive Officer);
              Satish K. Sanan                Director

/s/ Robert M. Molsick                        Chief Financial Officer             April 30, 1998
-------------------------------              (Principal Financial Officer)
            Robert M. Molsick

                            *                Vice President-Finance, Controller  April 30, 1998
           --------------------              (Principal Accounting Officer)
             Michael J. Dean

                            *                Treasurer, Director                 April 30, 1998
           --------------------
           Jeffery S. Slowgrove

                            *                Managing Director, IMR-U.K.;        April 30, 1998
           --------------------              Director
              Philip Shipperlee

                            *                Director                            April 30, 1998
           --------------------
              Charles C. Luthin

                            *                Director                            April 30, 1998
           --------------------
              Vincent Addonisio

/s/ Dilip Patel
-------------------------------
*By Dilip Patel, attorney-in-fact