Form 10-Q
period 1998-03-31
INFORMATION MANAGEMENT RESOURCES INC
filed 1998-05-13
CIK 1021772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------


                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 for the quarterly period ended March 31, 1998



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

Yes     X           No_____

         As of May 4, 1998, there were 25,798,652 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                     INFORMATION MANAGEMENT RESOURCES, INC.


                                Table of Contents
                                -----------------


                         Part I - Financial information
                         ------------------------------

                                                                                           Page
                                                                                           ----
Item 1.     Consolidated Balance Sheets
            as of March 31, 1998 and December 31, 1997     ..............................     3

            Consolidated Statements of Income
            for the Three Month Periods Ended March 31, 1998 and 1997....................     4

            Consolidated Statements of Cash Flows
            for the Three Month Periods Ended March 31, 1998 and 1997....................     5

            Notes to Consolidated Financial Statements...................................     6


Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition...........................................     8


                          Part II - Other Information
                          ---------------------------

Item 1.       Legal Proceedings .........................................................    11

Item 5.       Other Information .........................................................    11

Item 6.       Exhibits and Reports on Form 8-K...........................................    11


             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (Unaudited and in thousands)




                                                                            March 31,      December 31,
                                                                              1998              1997
                                                                           ----------      -----------
                                                                           (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $87,042           $85,819
   Marketable securities                                                       5,643             4,453
   Accounts receivable                                                        17,046            11,156
   Unbilled work in process                                                    6,980             6,390
   Other current assets                                                        4,400             6,553
                                                                            --------          --------
         Total current assets                                                121,111           114,371

Property and equipment, net of accumulated depreciation                       12,871             9,818
Capitalized software costs, net of accumulated amortization                        -                47
Deposits and other assets                                                      1,540               960
Goodwill, net of accumulated amortization                                      9,870            10,157
                                                                            --------          --------
         Total assets                                                       $145,392          $135,353
                                                                            ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $2,792            $3,136
   Accrued compensation                                                        6,936             8,430
   Deferred revenue                                                            4,337             4,413
   Other current liabilities                                                   9,678             4,599
                                                                            --------          --------

         Total current liabilities                                            23,743            20,578

Long-term debt                                                                   693               885
Deferred tax liability                                                           545               546
Other liabilities                                                                130               133
                                                                            --------          --------
         Total liabilities                                                    25,111            22,142
                                                                            --------          --------
Minority interest                                                                  6                 4
                                                                            --------          --------

Shareholders' equity:
   Preferred stock                                                                 -                 -
   Common stock                                                                2,580             2,565
   Additional paid-in capital                                                100,356            98,735
   Retained earnings                                                          17,988            12,564
   Cumulative foreign currency translation adjustment                          (649)             (657)
                                                                            --------          --------
         Total shareholders' equity                                          120,275           113,207
                                                                            --------          --------
         Total liabilities and shareholders' equity                         $145,392          $135,353
                                                                            ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited and in thousands except per share data)

                                                                                   Three Months Ended March 31,
                                                                                   ---------------------------
                                                                                      1998             1997
                                                                                   ---------         ---------
Revenue                                                                             $31,460           $14,347
Cost of revenue                                                                      16,981             8,042
                                                                                  ---------        ----------
         Gross profit                                                                14,479             6,305

Selling, general and administrative expenses                                          7,574             3,921
Goodwill amortization                                                                   290               271
                                                                                  ---------        ----------

         Income from operations                                                       6,615             2,113

Other income (expense):
         Interest expense                                                              (27)              (66)
         Interest income and other                                                    1,114               244
                                                                                  ---------        ----------

         Total other income (expense)                                                 1,087               178
                                                                                  ---------        ----------

Income before provision for income taxes and
         minority interest                                                            7,702             2,291

Provision for income taxes                                                            2,278               852
                                                                                  ---------        ----------

         Income before minority interest                                              5,424             1,439

Minority interest in net income                                                           -               (7)
                                                                                  ---------        ----------
         Net income                                                                  $5,424            $1,432
                                                                                  =========        ==========

Earnings per share:
         Basic                                                                        $0.21             $0.06
                                                                                  =========        ==========


         Diluted                                                                      $0.15             $0.04
                                                                                  =========        ==========
Shares outstanding:
         Basic                                                                       25,798            21,932
                                                                                  =========        ==========

         Diluted                                                                     36,997            32,916
                                                                                  =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

      INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                                                          Three Months Ended March 31,
                                                                          ---------------------------
                                                                             1998              1997
                                                                          ---------          --------
 Cash flows from operating activities:
    Net income                                                              $5,424            $1,432
    Adjustment to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                           799               611
       Deferred taxes                                                         (41)                 -
       Tax benefit of stock options                                          1,499                 -
       Unrealized exchange losses                                               46                 -
       Minority interest in net income                                           -                 7
       Changes in operating assets and liabilities:
          Accounts receivable and unbilled work-in-process                 (6,480)           (1,324)
          Other current assets                                               2,150               177
          Deposits and other assets                                          (622)              (76)
          Accounts payable and other liabilities                             4,207           (1,959)
          Accrued compensation                                             (1,494)               537
          Income tax                                                           559               131
          Deferred revenue                                                    (77)               282
                                                                      ------------     -------------
          Total adjustments                                                    546           (1,614)
                                                                      ------------     -------------
          Net cash provided by (used in) operating activities                5,970             (182)
                                                                      ------------     -------------

 Cash flows from investing activities:
    Acquisition of interest in consolidated subsidiaries                         -           (2,704)
    Investment in marketable securities, net                               (1,190)           (6,106)
    Additions to capitalized software costs                                      -             (150)
    Additions to property and equipment                                    (3,502)           (2,725)
                                                                      ------------     -------------

          Net cash provided by (used in ) investing activities             (4,692)          (11,685)
                                                                      ------------     -------------

 Cash flows from financing activities:
    Net (repayments) borrowings from revolving credit line                       -               136
    Proceeds from long-term debt and notes                                       -               931
    Payments on notes and capital leases                                     (180)             (851)
    Proceeds from issuance of common stock                                     137               392
                                                                      ------------     -------------
          Net cash provided by (used in) financing activities                 (43)               608
                                                                      ------------     -------------
 Effect of exchange rate changes                                              (12)               (6)
                                                                      ------------     -------------

 Net increase in cash and cash equivalents                                   1,223          (11,265)
 Cash and cash equivalents at beginning of year                             85,819            24,082
                                                                      ------------     -------------

 Cash and cash equivalents at end of year                                  $87,042           $12,817
                                                                      ============     =============


The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.    Basis of Presentation

      In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of all normal recurring adjustments, necessary for a fair presentation. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation - The consolidated financial statements include the accounts of Information Management Resources, Inc. ("IMR" or the "Company"), and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Marketable Securities - The Company currently invests in only high quality, short-term investments which are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such there were no significant differences between amortized cost and estimated fair value at March 31, 1998. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal through March 31, 1998.

      Computation of Earnings per Share - Per share data and number of shares outstanding have been adjusted to reflect the 3-for-2 stock splits in the form of stock dividends paid by the Company on April 3, 1998 and July 10, 1997. Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):
                                                               March 31,
                                                     --------------------------
                                                        1998              1997
                                                     ---------          -------
              Weighted average
                 common stock outstanding              25,798            21,932

              Weighted average
                 common stock equivalents              11,199            10,984
                                                  -----------       -----------

              Shares used in diluted earnings
                 per share calculation                 36,997             32,916
                                                  ===========       ============

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)
3.    Shareholders' Equity

      On June 19, 1997 and March 9, 1998, the Company declared 3-for-2 stock splits in the form of stock dividends payable on July 10, 1997 and April 3, 1998 to shareholders of record on June 26, 1997 and March 20, 1998, respectively. All applicable share and per share data in the accompanying financial statements have been retroactively adjusted to reflect these dividends.

      Changes in shareholders' equity for the three months ended March 31, 1998 is summarized as follows (in thousands):


                                                Common Stock    Paid-in      Retained     Translation
                                             Shares    Amount   Capital      Earnings     Adjustment       Total
                                            -------   -------   -------      --------     ------------    ------

Balance, December 31, 1997                  25,651  $   2,565  $    98,735     $  12,564   $    (657)  $  113,207
Employee stock purchase plan                     7          1           71             -           -           72
Stock options exercised                        142         14           51             -           -           65
Tax benefit of
   stock options exercised                       -          -        1,499             -           -        1,499
Net income                                       -          -            -         5,424           -        5,424
Translation adjustment                           -          -            -             -           8            8
                                         ---------  ---------  -----------     ---------   ---------   ----------
Balance, March 31, 1998                     25,800  $   2,580  $   100,356     $  17,988   $    (649)  $  120,275
                                         =========  =========  ===========     =========   =========   ==========

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Except for historical information contained herein, some matters discussed in this report, including but not limited to statements relating to the Company's anticipation of an increase in business volume during 1998, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues. For the three months ended March 31, 1998, revenues increased to $31.5 million representing a 119.3% increase over revenues of $14.3 million for the three months ended March 31, 1997. Revenues from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased 88.3% over the first quarter of 1997. First quarter revenue from the Company's Year 2000 conversion services increased to $17.4 million, compared to $6.2 million for the first quarter of 1997.

         Cost of Revenue. Cost of revenue was $17.0 million, or 54.0% of revenues, for the three months ended March 31, 1998, as compared to $8.0 million, or 56.1% of revenues, for the three months ended March 31, 1997. The decrease in cost of revenue as a percentage of revenue reflects: (i) a higher percentage of Year 2000 conversion services, application development and legacy transformation projects in the most recent quarter, which generally have resulted in higher margins than contracts for the Company's professional service and maintenance service offerings; (ii) a 10.4% devaluation in the Indian Rupee since September 30, 1997, which resulted in reduced costs at the Company's Indian software development centers; and (iii) improved utilization of software development personnel in India and Northern Ireland. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

         Gross Profit. Gross profit increased to $14.5 million in the first quarter of 1998 compared to $6.3 million in the prior comparable period. As a percentage of revenues, gross profit increased to 46.0% in the first quarter of 1998 compared to 43.9% in the first quarter of 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Selling, General and Administrative Expenses. For the three months ended March 31, 1998, selling, general and administrative (SG&A) expenses increased to $7.6 million, compared to $3.9 million for the three months ended March 31, 1997. As a percentage of revenues, SG&A expenses for the three months ended March 31, 1998 decreased to 24.1% from 27.3% for the same period in 1997. This decrease as a percentage of revenue occurred due to the rapid increase in revenue in the first quarter of 1998 compared to the rate of increase in SG&A in the same period. The dollar increase in SG&A expenses is attributable to the addition of SG&A expenses resulting from expansion of the Company's delivery capacity, regionalization of operations, increases in costs related to expanding the Company's general support staff (primarily recruiting, research and development and human resources personnel) and costs related to the establishment of Information Management Resources (Northern Ireland) Ltd. ("IMR-N.I.") in the third quarter of 1997. The Company intends to continue to expand its SG&A infrastructure in order to generate continued revenue growth.

         Goodwill Amortization. Goodwill amortization increased to approximately $290,000 for the three months ended March 31, 1998 from approximately $271,000 for the three months ended March 31, 1997. The additional expense reflects the amortization of goodwill generated by the acquisition of IMR-N.I. and certain minority stockholders interests in Information Management Resources (India) Limited ("IMR-India") during 1997.

         Income from Operations. Operating income for the first quarter of 1998 was $6.6 million compared to $2.1 million in the comparable period of 1997, representing a 213.1% increase. As a percentage of revenue, income from operations for the three months ended March 31, 1998 increased to 21.0% from 14.7% in the comparable period in 1997. The increase in income from operations as a percentage of revenue reflects a four quarter trend whereby revenue has grown at a faster rate than cost of revenue and SG&A expenses. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

         Other Income (Expense). The Company realized net other income of approximately $1.1 million in the first quarter of 1998 compared to net other income of approximately $178,000 in the comparable period of 1997. Other income in the first quarter of 1997 included interest expense of $66,000 and interest and other income of $244,000. During the first quarter of 1998, the Company recognized approximately $1.1 million in investment income primarily from the investment of the net proceeds from its August 1997 public offering.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997


         Provision for Income Taxes. The provision for income taxes increased to approximately $2.3 million for the three months ended March 31, 1998 from approximately $852,000 for the three months ended March 31, 1997. This increase is due to increased earnings in the current year. This represents an effective tax rate of 29.6% and 37.2% for the three month periods ended March 31, 1998 and March 31, 1997, respectively. The effective tax rate is lower in the current period due to proportionally higher earnings of IMR-India in the current period, which earnings are taxed at a lower rate than earnings generated in the U.S., and the Company's investment in tax free marketable securities in the most recent period.

         Net Income. Net income for the first quarter of 1998 is approximately $5.4 million or $.15 per share compared to net income of approximately $1.4 million or $.04 per share in the comparable period in 1997.

Liquidity and Capital Resources

         As of March 31, 1998, the Company had working capital of $97.4 million; a current ratio of 5.1 to 1; liquid assets (cash, cash equivalents and marketable securities) of $92.7 million; and available bank lines of credit of approximately $10.8 million. Additionally, cash provided by operations was $6.0 million for the three months ended March 31, 1998. During August 1997, the Company committed approximately $1.7 million for the acquisition of a facility in New Delhi, India. The Company intends to use this facility as a software development center. The Company has no other material financial commitments. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it has adequate capital resources to meet all working capital obligations and fund development of its current business operations.

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



                                       INFORMATION MANAGEMENT RESOURCES, INC.




Date:   May 13, 1998                   /s/ Satish K. Sanan
        ------------                   ---------------------------------------
                                       Satish K. Sanan
                                       Chief Executive Officer



Date:   May 13, 1998                   /s/ Robert M. Molsick
        ------------                   ---------------------------------------
                                       Robert M. Molsick
                                       Chief Financial Officer

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX





Exhibit
Number            Description
-------           -----------


   27             Financial Data Schedule