Form 10-Q
period 1998-06-30
INFORMATION MANAGEMENT RESOURCES INC
filed 1998-08-14
CIK 1021772

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the quarterly period ended June 30, 1998



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



                                  727-797-7080
         (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ______

         As of August 5, 1998, there were 29,167,446 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                     INFORMATION MANAGEMENT RESOURCES, INC.


                                Table of Contents
                                -----------------


                         Part I - Financial Information
                         ------------------------------

                                                                                          Page
                                                                                          ----
    Item 1.     Consolidated Balance Sheets
                as of June 30, 1998 and December 31, 1997 ................................  3

                Consolidated Statements of Operations
                for the Three Months and Six Months Ended
                June 30, 1998 and 1997  ..................................................  4

                Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1998 and 1997...........................  5

                Notes to Consolidated Financial Statements................................  6


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................... 10


                           Part II - Other Information
                           ---------------------------


    Item 1.       Legal Proceedings ...................................................... 16

    Item 5.       Other Information ...................................................... 16

    Item 6.       Exhibits and Reports on Form 8-K........................................ 16


             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   June 30,        December 31,
                                                                                     1998               1997
                                                                                  ---------        ------------
                                                                                 (Unaudited)
                                     ASSETS
       Current assets:
          Cash and cash equivalents                                                 $64,106           $85,819
          Marketable securities                                                      27,539             4,453
          Accounts receivable, less allowances of $203 and $0                        20,135            11,156
          Unbilled work in process                                                    8,607             6,390
          Deferred taxes                                                             13,162             1,889
          Other current assets                                                        3,742             4,664
                                                                                   --------          --------

                Total current assets                                                137,291           114,371

       Property and equipment, net of accumulated depreciation                       15,660             9,818
       Capitalized software costs, net of accumulated amortization                        -                47
       Deposits and other assets                                                      1,766               960
       Intangibles, net of accumulated amortization                                  14,277            10,157
                                                                                   --------          --------
                Total assets                                                       $168,994          $135,353
                                                                                   ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                                           $4,221            $3,136
          Accrued compensation                                                       13,738             8,430
          Deferred revenue                                                            3,074             4,413
          Other current liabilities                                                  13,380             4,599
                                                                                   --------          --------

                Total current liabilities                                            34,413            20,578

       Long-term debt                                                                   609               885
       Deferred tax liability                                                           417               546
       Other liabilities                                                                121               133
                                                                                   --------          --------

                Total liabilities                                                    35,560            22,142
                                                                                   --------          --------

       Minority interest                                                                  7                 4
                                                                                   --------          --------

       Shareholders' equity:
          Preferred stock                                                                 -                 -
          Common stock                                                                2,911             2,565
          Additional paid-in capital                                                123,165            98,735
          Retained earnings                                                           8,973            12,564
          Accumulated other comprehensive loss                                       (1,622)             (657)
                                                                                   --------          --------

                Total shareholders' equity                                          133,427           113,207
                                                                                   --------          --------

                Total liabilities and shareholders' equity                         $168,994          $135,353
                                                                                   ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                       ---------------------------        -------------------------
                                                         1998               1997            1998             1997
                                                         ----               ----            ----             ----
Revenue                                                  $37,257          $18,767         $69,584           $33,114
Cost of revenue                                           19,988           10,371          37,409            18,413
                                                        --------         --------       ---------         ---------

         Gross profit                                     17,269            8,396          32,175            14,701

Selling, general and administrative expenses               7,468            4,524          14,363             8,323
Research and development expenses                          1,158              227           2,147               348
Purchased technology and acquisition costs                15,545                -          15,545                 -
Goodwill amortization                                        306              276             596               547
                                                        --------         --------       ---------         ---------
         Income (loss) from operations                    (7,208)           3,369            (476)            5,483

Other income (expense):
         Interest expense                                   (110)             (69)           (186)             (136)
         Interest income and other                         1,133              277           2,254               521
                                                        --------         --------       ---------         ---------

         Total other income (expense)                      1,023              208           2,068               385
                                                        --------         --------       ---------         ---------

Income (loss) before provision for income taxes
          and minority interest                           (6,185)           3,577           1,592             5,868

Provision for income taxes                                 2,835            1,082           5,114             1,934
                                                        --------         --------       ---------         ---------

         Income (loss) before minority interest           (9,020)           2,495          (3,522)            3,934

Minority interest in net income                                -              (18)              -               (25)
                                                        --------         --------       ---------         ---------

         Net income (loss)                               $(9,020)          $2,477         $(3,522)           $3,909
                                                        ========         ========       =========         =========

Earnings (loss) per share:
         Basic                                            $(0.33)          $ 0.11          $(0.13)           $ 0.17
                                                        ========         ========       =========         =========


         Diluted                                          $(0.33)           $0.07          $(0.13)            $0.12
                                                        ========         ========       =========         =========

Shares outstanding:
         Basic                                            27,232           22,590          26,624            22,585
                                                        ========         ========       =========         =========

         Diluted                                          27,232           33,462          26,624            33,408
                                                        ========         ========       =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
                                                                                  1998                1997
                                                                                  ----                ----
        Cash flows from operating activities:
           Net (loss) income                                                      $(3,522)           $3,909
           Adjustment to reconcile net income to cash provided by
              (used in) operating activities:
              Depreciation and amortization                                         1,822             1,372
              Purchased technology                                                 15,400                 -
              Deferred taxes                                                      (11,160)           (3,363)
              Tax benefit of stock options                                         14,219             5,015
              Unrealized exchange losses                                               (5)              (20)
              Minority interest in net income                                           -                25
              Changes in operating assets and liabilities:
                 Accounts receivable and unbilled work-in-process                  (6,026)           (5,180)
                 Other current assets                                               1,659               274
                 Deposits and other assets                                           (595)             (448)
                 Accounts payable and other liabilities                             5,273               759
                 Accrued compensation                                               2,423             1,568
                 Income tax                                                           224            (1,436)
                 Deferred revenue                                                  (1,340)            4,772
                                                                                ---------         ---------
                 Total adjustments                                                 21,894             3,338
                                                                                ---------         ---------

                 Net cash provided by operating activities                         18,372             7,247
                                                                                ---------         ---------

        Cash flows from investing activities:
           Acquisition of consolidated subsidiaries,
               net of cash acquired                                               (16,144)           (2,838)
           Investment in marketable securities, net                               (16,856)           (5,969)
           Additions to capitalized software costs                                      -              (300)
           Additions to property and equipment                                     (5,957)           (3,771)
                                                                                ---------         ---------

                 Net cash used in investing activities                            (38,957)          (12,878)
                                                                                ---------         ---------

        Cash flows from financing activities:
           Net (repayments) borrowings from revolving credit line                       -              (311)
           Proceeds from long-term debt and notes                                       -             1,180
           Payments on long-term debt, notes and capital leases                      (608)             (867)
           Proceeds from issuance of common stock                                     343               574
                                                                                ---------         ---------

                 Net cash provided by (used in) financing activities                 (265)              576
                                                                                ---------         ---------

        Effect of exchange rate changes                                              (863)               32
                                                                                ---------         ---------

        Net decrease in cash and cash equivalents                                 (21,713)           (5,023)
        Cash and cash equivalents at beginning of year                             85,819            24,082
                                                                                ---------         ---------

        Cash and cash equivalents at end of period                                $64,106           $19,059
                                                                                =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)
1.    Basis of Presentation

      In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation - The consolidated financial statements include the accounts of Information Management Resources, Inc. ("IMR" or the "Company"), and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Marketable Securities - The Company currently invests in only high quality, short-term investments which are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such there were no significant differences between amortized cost and estimated fair value at June 30, 1998. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal through June 30, 1998.

      Computation of Earnings per Share - Per share data and number of shares outstanding have been adjusted to reflect the 3-for-2 stock splits in the form of stock dividends paid by the Company on April 3, 1998 and July 10, 1997. Basic earnings (loss) per share is computed using the weighted average of common stock outstanding. For 1998, diluted loss per share, the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                              --------------------------       --------------------------
                                                   1998            1997            1998            1997
                                              ------------    ----------       ------------    ----------
      Weighted average
         common stock outstanding                 27,232          22,590          26,624           22,585

      Weighted average
         common stock equivalents                 10,482          10,872          10,876           10,823
                                              ----------      ----------       ---------       ----------

               Subtotal                           37,714          33,462          37,500           33,408

      Dilutive affect of common
         stock equivalents                       (10,482)              -         (10,876)               -
                                              ----------      ----------       ---------       ----------

      Shares used in diluted earnings
         per share calculation                    27,232          33,462          26,624           33,408
                                              ==========      ==========       =========       ==========

      Reclassification - Research and development expenses have been reclassified from selling, general and administrative expense for the three and six month periods ended June 30, 1997 to conform to the new classification of these expenses for the three and six month periods ended June 30, 1998.

3.    Shareholders' Equity

      On June 19, 1997 and March 9, 1998, the Company declared 3-for-2 stock splits in the form of stock dividends payable on July 10, 1997 and April 3, 1998, respectively, to shareholders of record on June 26, 1997 and March 20, 1998, respectively. All applicable share and per share data in the accompanying financial statements have been retroactively adjusted to reflect these dividends.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

3.       Shareholders' Equity (Continued)

         Changes in shareholders' equity for the six months ended June 30, 1998 is summarized as follows (in thousands):

                                                                                          Accumulated
                                   Comprehensive                                             Other
                                       Income        Common     Paid-in      Retained    Comprehensive
                                       (Loss)        Stock      Capital      Earnings         Loss          Total
                                   -------------     -------   ----------    ---------   -------------    ----------

Balance, December 31, 1997         $               $    2,565    $ 98,735    $   12,564   $        (657)   $ 113,207
Common stock issued in
   connection with acquisitions                 -          78      10,135           (69)            (59)      10,085
Employee stock purchase plan                    -           1         159             -               -          160
Stock options exercised                         -         267        (83)             -               -          184
Tax benefit of
   stock options exercised                      -           -      14,219             -               -       14,219
Net loss                                   (3,522)          -           -        (3,522)              -       (3,522)
Translation adjustment                       (906)          -           -             -            (906)        (906)
                                   --------------
Comprehensive loss                 $       (4,428)          -           -             -               -            -
                                   ==============  ----------   ---------   -----------    ------------   ----------

Balance, June 30, 1998                             $    2,911   $ 123,165    $    8,973    $     (1,622)  $  133,427
                                                   ==========   =========   ===========    ============   ==========

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income (loss) and its components. Comprehensive income (loss) presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for periods beginning after December 15, 1997. The Company has elected to disclose this information in the Statement of Stockholders' Equity. As of June 30, 1998, the accumulated other comprehensive loss account consists of cumulative foreign currency translation adjustments.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)
4.    Acquisitions

      Lyon Consultants, S.A. ("Lyon Acquisition") - On May 15, 1998, the Company acquired 100% of the outstanding stock of Lyon Consultants, S.A. ("Lyon"), a privately held software engineering company headquartered in Paris, France. Lyon specializes in rapid software application development, utilizing reusable business and technical software objects, and information technology consulting. In exchange for Lyon's common stock, Lyon's shareholders received $16.0 million in cash and 499,353 shares of the Company's common stock. In addition, $0.7 million in cash is payable to Lyon's former shareholders one year from closing (included in accrued expenses). The Lyon acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed 20 years.

      The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. During July 1998, the Company received an appraisal of the intangible assets which indicated that approximately $15.4 million of the acquired intangible assets was in-process purchased technology that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process technology into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process technology was charged to expense during the second quarter of 1998.

      The following pro forma condensed statement of operations for the six months ended June 30, 1998 and 1997 gives effect to the Lyon acquisition as if it had been consummated as of the beginning of the period.

                                                                            Six Months Ended
                                                                   June 30, 1998       June 30, 1997
                                                                 ------------------   ---------------
                                                                 (In thousands except per share data)
          Total revenue                                         $       74,879        $     40,194
          Net (loss) income                                             (3,181)              4,404
          Basic (loss) income per share                                 $(0.12)              $0.19
          Diluted (loss) income per share                               $(0.12)              $0.13

      RHO Transformational Technologies Pty. Limited ("RHO Acquisition") - On June 30, 1998, the Company acquired 100% of the outstanding stock of RHO Transformational Technologies Pty. Limited ("RHO"), a privately held software services and engineering company headquartered in Sydney, Australia. RHO specializes in software application conversion and maintenance services, using proprietary tools. In exchange for RHO's common stock, RHO's shareholders received 285,000 shares of the Company's common stock. The RHO acquisition is accounted for as a pooling-of-interests combination pursuant to the provisions of APB Opinion No. 16. Current year financial statements have been restated to give affect to the business combination. Prior year financial statements have not been restated due to the immateriality of the business combination. Costs of approximately $145,000 related to the acquisition have been charged to acquisition costs and included in the statements of operations.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for historical information contained herein, some matters discussed in this report, including but not limited to statements relating to the Company's anticipated construction of a new corporate headquarters, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenue. For the three months ended June 30, 1998, revenue increased to $37.3 million representing a 98.5% increase over revenue of $18.8 million for the three months ended June 30, 1997. The May 15, 1998 acquisition of Lyon and the June 30, 1998 acquisition of RHO accounted for approximately $3.0 million of the revenue increase. Revenue from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased to $13.7 million or 125.9% for the quarter ended June 30, 1998, compared to $6.1 million for the quarter ended June 30, 1997. Revenue from the Company's Year 2000 conversion services increased to $20.3 million or 96.7% for the quarter ended June 30, 1998, compared to $10.3 million for the quarter ended June 30, 1997.

         Cost of Revenue. Cost of revenue was $20.0 million, or 53.7% of revenue, for the three months ended June 30, 1998, as compared to $10.4 million, or 55.3% of revenue, for the three months ended June 30, 1997. The decrease in cost of revenue as a percentage of revenue reflects: (i) improved utilization of software development personnel in India and Northern Ireland, and (ii) a 19.2% devaluation in the Indian Rupee since June 30, 1997, which resulted in reduced costs at the Company's Indian software development centers. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

         Gross Profit. Gross profit increased to $17.3 million in the second quarter of 1998 compared to $8.4 million in the prior comparable period. As a percentage of revenues, gross profit increased to 46.3% in the second quarter of 1998 compared to 44.7% in the second quarter of 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Selling, General and Administrative Expenses. For the three months ended June 30, 1998, selling, general and administrative (SG&A) expenses increased to $7.5 million, compared to $4.5 million for the three months ended June 30, 1997. As a percentage of revenue, SG&A expenses for the three months ended June 30, 1998 decreased to 20.0% from 24.1% for the same period in 1997. This decrease as a percentage of revenue occurred due to the rapid increase in revenue over the last twelve months compared to a lessor rate of increase in SG&A in the same period. The dollar increase in SG&A expenses is attributable to the Lyon and RHO acquisitions, addition of SG&A expenses resulting from expansion of the Company's delivery capacity, regionalization of operations, increases in costs related to expanding the Company's general support staff (primarily sales, recruiting and human resources personnel) and costs related to the establishment of Information Management Resources (Northern Ireland) Ltd. ("IMR-N.I.") in the third quarter of 1997. The Company intends to continue to expand its SG&A infrastructure in order to generate continued revenue growth. Management does not expect revenue to continue growing at a faster rate than SG&A in the near term.

         Research and Development. Research and development (R&D) increased to approximately $1.2 million for the three months ended June 30, 1998 from approximately $227,000 in the comparable period of 1997. As a percentage of revenue, R&D increased to 3.1% from 1.2% for the same period in 1997. The increase is attributable to: (i) the acquisitions of Lyon and RHO; (ii) cessation of capitalizing software costs in 1997 in connection with the substantial completion of the Company's Transform 2000 toolset; and (iii) the expansion of efforts to develop and enhance new and existing methodologies and software tools.

         Purchased Technology and Acquisition Costs. The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $15.4 million of the acquired intangible assets was in-process purchased technology that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended June 30, 1998. In addition, the Company recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition.

         Goodwill Amortization. Goodwill amortization increased to approximately $306,000 for the three months ended June 30, 1998 from approximately $276,000 for the three months ended June 30, 1997. The additional expense reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998, and IMR-N.I. in July 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Income (Loss) from Operations. Operating income (loss) was a loss for the second quarter of 1998 of $7.2 million compared to income of $3.4 million in the comparable period of 1997. This decrease in income from operations was the result of one-time charges for purchased technology of $15.4 million related to the Lyon acquisition and approximately $145,000 of acquisition costs related to the RHO acquisition. Excluding these one-time charges income from operations was $8.3 million compared to $3.4 million in the comparable period in 1997. Excluding these one-time charges, as a percentage of revenue, income from operations for the three months ended June 30, 1998 increased to 22.4% from 18.0% in the comparable period in 1997. The increase in income from operations as a percentage of revenue reflects a five quarter trend whereby revenue has grown at a faster rate than cost of revenue and SG&A expenses. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

         Other Income (Expense). The Company realized net other income of approximately $1.0 million in the second quarter of 1998 compared to net other income of approximately $208,000 in the comparable period of 1997. Other income in the second quarter of 1997 included interest expense of $69,000 and investment and other income of $277,000. During the second quarter of 1998, the Company recognized approximately $1.2 million in investment income primarily from the investment of the net proceeds from its August 1997 public offering and interest expense of approximately $110,000.

         Provision for Income Taxes. The provision for income taxes increased to approximately $2.8 million for the three months ended June 30, 1998 from approximately $1.1 million for the three months ended June 30, 1997. This increase is due to increased earnings, excluding the one-time charges for purchased technology and acquisition costs, in the current year. This represents an effective tax rate of 30.3% and 30.2% (excluding one-time charges) for the three month periods ended June 30, 1998 and June 30, 1997, respectively.

         Net Income (Loss). Net income (loss) decreased to a $9.0 million loss for the three months ended June 30, 1998 compared to $2.5 million of income for the comparable 1997 period. This decrease is attributed to $15.5 million of one-time charges related to acquisitions consummated in the second quarter of 1998. Net income from operations for the second quarter of 1998 excluding the one-time charges for purchased technology and acquisition costs, is approximately $6.5 million compared to net income of approximately $2.5 million in the comparable period in 1997. Excluding one-time charges, as a percentage of revenue, net income for the three months ended June 30, 1998 increased to 17.5% from 13.2% in the comparable period in 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenue. For the six months ended June 30, 1998, revenue increased to $69.6 million representing a 110.1% increase over revenue of $33.1 million for the six months ended June 30, 1997. The May 15, 1998 acquisition of Lyon and the June 30, 1998 acquisition of RHO accounted for approximately $4.0 million of the increase. Revenue from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased to $25.4 million or 113.0% over the first six months of 1997. Revenue from the Company's Year 2000 conversion services increased to $38.1 million or 130.8% for the six months ended June 30, 1998, compared to $16.5million for the six months ended June 30, 1997.

         Cost of Revenue. Cost of revenue was $37.4 million, or 53.8% of revenue, for the six months ended June 30, 1998, as compared to $18.4 million, or 55.6% of revenue, for the six months ended June 30, 1997. The decrease in cost of revenue as a percentage of revenue reflects: (i) a higher percentage of Year 2000 conversion services, application development and legacy transformation projects in the current year, which generally have resulted in higher margins than contracts for the Company's professional service and maintenance service offerings; (ii) a 19.2% devaluation in the Indian Rupee since June 30, 1997, which resulted in reduced costs at the Company's Indian software development centers; and (iii) improved utilization of software development personnel in India and Northern Ireland. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

         Gross Profit. Gross profit increased to $32.2 million in the first six months of 1998 compared to $14.7 million in the prior comparable period. As a percentage of revenues, gross profit increased to 46.2% in the first six months of 1998 compared to 44.4% in the first six months of 1997.

         Selling, General and Administrative Expenses. For the six months ended June 30, 1998, selling, general and administrative (SG&A) expenses increased to $14.4 million, compared to $8.3 million for the six months ended June 30, 1997. As a percentage of revenues, SG&A expenses for the six months ended June 30, 1998 decreased to 20.6% from 25.1% for the same period in 1997. This decrease as a percentage of revenue occurred due to the rapid increase in revenue in the first six months of 1998 compared to the rate of increase in SG&A in the same period. The dollar increase in SG&A expenses is attributable to the Lyon and RHO acquisitions, addition of SG&A expenses resulting from expansion of the Company's delivery capacity, regionalization of operations, increases in costs related to expanding the Company's general support staff (primarily sales, recruiting and human resources personnel) and costs related to the establishment of IMR-N.I. in the third quarter of 1997. The Company intends to continue to expand its SG&A infrastructure in order to generate continued revenue growth.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Research and Development. Research and development (R&D) increased to approximately $2.1 million for the six months ended June 30, 1998 from approximately $348,000 in the comparable period of 1997. As a percentage of revenue, R&D increased to 3.1% from 1.1% for the same period in 1997. The increase in dollars is attributable to: (i) the acquisition of Lyon and RHO;
(ii) cessation of capitalizing software costs in 1997 in connection with the substantial completion of the Company's Transform 2000 toolset; and (iii) the expansion of efforts to develop and enhance new and existing methodologies and software tools.

         Purchased Technology and Acquisition Costs. The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $15.4 million of the acquired intangible assets was in-process purchased technology that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended June 30, 1998. In addition, the Company recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition.

         Goodwill Amortization. Goodwill amortization increased to approximately $596,000 for the six months ended June 30, 1998 from approximately $547,000 for the six months ended June 30, 1997. The additional expenses reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998, IMR-N.I. and certain minority stockholders interests in IMR-India during 1997.

         Income (loss) from Operations. Operating income (loss) was a loss for the first six months of 1998 of $476,000 compared to income of $5.5 million in the comparable period of 1997. This decrease in income from operations was the result of one-time charges for purchased technology of $15.4 million related to the Lyon acquisition and approximately $145,000 of acquisition costs related to the RHO acquisition. Excluding these one-time charges income from operations was $15.1 million compared to $5.5 million in the comparable period in 1997. Excluding these one-time charges, as a percentage of revenue, income from operations for the six months ended June 30, 1998 increased to 21.7% from 16.6% in the comparable period in 1997. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Other Income (Expense). The Company realized net other income of approximately $2.1 million in the first six months of 1998 compared to net other income of approximately $385,000 in the comparable period of 1997. Other income in the first six months of 1997 included interest expense of $136,000 and interest and other income of $521,000. During the first six months of 1998, the Company recognized approximately $2.3 million in investment income primarily from the investment of the net proceeds from its August 1997 public offering and interest expense of approximately $186,000.

         Provision for Income Taxes. The provision for income taxes increased to approximately $5.1 million for the six months ended June 30, 1998 from approximately $1.9 million for the six months ended June 30, 1997. This increase is due to increased earnings, excluding the one-time charges for purchased technology and acquisition costs, in the current year. This represents an effective tax rate of 29.8% and 33.0% for the six month periods ended June 30, 1998 and 1997, respectively. The effective tax rate is lower in the current period due to proportionally higher earnings of IMR-India for the first three months of 1998, which earnings are taxed at a lower rate then earnings generated in the U.S., and the Company's investment in tax free marketable securities in the first three months of 1998.

         Net Income (Loss). Net income (loss) decreased to a $3.5 million loss for the six months ended June 30, 1998 compared to $3.9 million of income for the comparable 1997 period. This decrease is attributable to $15.5 million of one-time charges related to acquisitions consummated in the second quarter of 1998. Net income from operations for the first six months of 1998, excluding the one-time charges for purchased technology and acquisition costs, is approximately $12.0 million compared to net income of approximately $3.9 million in the comparable period of 1997. Excluding one-time charges as a percentage of revenue, net income for the six months ended June 30, 1998 increased to 17.3% from 11.8% in the comparable period in 1997.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had working capital of $102.9 million; a current ratio of 4.0 to 1.0; liquid assets (cash, cash equivalents and marketable securities) of $91.6 million; and available bank lines of credit of approximately $11.0 million. Additionally, cash provided by operations was $18.4 million for the six months ended June 30, 1998. During June 1998, the Company entered into a contract to purchase land and construct new facilities for its corporate headquarters. The total price of this project is expected to be approximately $8.0 million. The Company has no other material financial commitments. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it has adequate capital resources to meet all working capital obligations and fund development of its current business operations.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                           Part II. Other Information





Item 1.   Legal Proceedings

          The Company is not a party to any pending material litigation.


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          1.    The Registrant filed a report on Form 8-K on May 28, 1998 under
                Item 2 disclosing the acquisition of Lyon Consultants, S.A.

          2. The Registrant filed a report on Form 8-K/A on July 29, 1998 under Item 7 providing financial statements of Lyon Consultants, S.A. and pro-forma financial information related to the acquisition of Lyon Consultants, S.A.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INFORMATION MANAGEMENT RESOURCES, INC.




Date    August 14, 1998                   /s/Satish K. Sanan
        ---------------                   --------------------------
                                          Satish K. Sanan
                                          Chief Executive Officer



Date    August 14, 1998                   /s/Robert M. Molsick
        ---------------                   --------------------------
                                          Robert M. Molsick
                                          Chief Financial Officer

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX





Exhibit
Number                               Description
-------                              -----------


   27             Financial Data Schedule