Form 10-Q
period 1998-09-30
INFORMATION MANAGEMENT RESOURCES INC
filed 1998-11-12
CIK 1021772

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               for the quarterly priod ended September 30, 1998


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

Yes [X]   No [ ]

         As of November 4, 1998, there were 29,594,874 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                     INFORMATION MANAGEMENT RESOURCES, INC.


                                Table of Contents
                                -----------------

                         Part I - Financial Information
                         ------------------------------



                                                                           Page
                                                                           ----

Item 1.  Consolidated Balance Sheets
         as of September 30, 1998 and December 31, 1997.................... 3

         Consolidated Statements of Operations
         for the Three Months and Nine Months Ended
         September 30, 1998 and 1997....................................... 4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended
         September 30, 1998 and 1997....................................... 5

         Notes to Consolidated Financial Statements........................ 6


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition................................ 9


                        Part II - Other Information
                        ---------------------------


Item 1.    Legal Proceedings...............................................16

Item 5.    Other Information...............................................16

Item 6.    Exhibits and Reports on Form 8-K................................16


             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 September 30,  December 31,
                                                                                    1998            1997
                                                                                --------------  ------------
                                                                                (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $  75,662      $  85,819
   Marketable securities ...................................................        19,204          4,453
   Accounts receivable, less allowances of $226 and $0, respectively .......        23,439         11,156
   Unbilled work in process ................................................        10,444          6,390
   Deferred taxes ..........................................................        10,498          1,889
   Other current assets ....................................................         3,818          4,664
                                                                                 ---------      ---------

         Total current assets ..............................................       143,065        114,371

Property and equipment, net of accumulated depreciation ....................        17,817          9,818
Capitalized software costs, net of accumulated amortization ................          --               47
Deposits and other assets ..................................................         4,013            960
Intangibles, net of accumulated amortization ...............................        15,854         10,157
                                                                                 ---------      ---------

         Total assets ......................................................     $ 180,749      $ 135,353
                                                                                 =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................     $   4,586      $   3,136
   Accrued compensation ....................................................        14,055          8,430
   Deferred revenue ........................................................         1,526          4,413
   Other current liabilities ...............................................        15,759          4,599
                                                                                 ---------      ---------

         Total current liabilities .........................................        35,926         20,578

Long-term debt .............................................................           552            885
Other liabilities ..........................................................           542            683
                                                                                 ---------      ---------

         Total liabilities .................................................        37,020         22,146
                                                                                 ---------      ---------

Shareholders' equity:
   Preferred stock .........................................................          --             --
   Common stock ............................................................         2,918          2,565
   Additional paid-in capital ..............................................       126,106         98,735
   Retained earnings .......................................................        16,374         12,564
   Accumulated other comprehensive loss ....................................        (1,669)          (657)
                                                                                 ---------      ---------

         Total shareholders' equity ........................................       143,729        113,207
                                                                                 ---------      ---------

         Total liabilities and shareholders' equity ........................     $ 180,749      $ 135,353
                                                                                 =========      =========


       The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)


                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               ---------------------------------   -------------------------------
                                                     1998            1997               1998            1997
                                                  ---------       ---------          ---------       ---------
Revenue ....................................      $  42,013       $  23,044          $ 111,597       $  56,158
Cost of revenue ............................         21,245          12,613             58,654          31,026
                                                  ---------       ---------          ---------       ---------

         Gross profit ......................         20,768          10,431             52,943          25,132

Selling, general and administrative expenses          8,463           5,425             22,826          13,748
Research and development expenses ..........          1,812             243              3,959             591
Purchased technology and acquisition costs .           --              --               15,545            --
Goodwill and intangible amortization .......            586             283              1,182             830
                                                  ---------       ---------          ---------       ---------

         Income from operations ............          9,907           4,480              9,431           9,963

Other income (expense):
         Interest expense ..................            (47)            (36)              (233)           (172)
         Interest income and other .........          1,122             552              3,376           1,073
                                                  ---------       ---------          ---------       ---------

         Total other income ................          1,075             516              3,143             901
                                                  ---------       ---------          ---------       ---------

Income before provision for income taxes
          and minority interest ............         10,982           4,996             12,574          10,864

Provision for income taxes .................          3,580           1,509              8,694           3,443
                                                  ---------       ---------          ---------       ---------

         Income before minority interest ...          7,402           3,487              3,880           7,421

Minority interest in net income ............           --               (22)              --               (47)
                                                  ---------       ---------          ---------       ---------

         Net income ........................      $   7,402       $   3,465          $   3,880       $   7,374
                                                  =========       =========          =========       =========

Earnings per share:
         Basic .............................      $    0.25       $    0.14          $    0.14       $    0.31
                                                  =========       =========          =========       =========

         Diluted ...........................      $    0.20       $    0.10          $    0.10       $    0.22
                                                  =========       =========          =========       =========
Shares outstanding:
         Basic .............................         29,154          24,708             27,476          23,532
                                                  =========       =========          =========       =========

         Diluted ...........................         37,816          35,234             37,624          33,932
                                                  =========       =========          =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.


             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                1998          1997
                                                              --------      --------
Cash flows from operating activities:
  Net income ............................................     $  3,880      $  7,374
  Adjustment to reconcile net income to cash provided by
    (used in) operating activities:
    Depreciation and amortization .......................        2,932         2,583
    Purchased technology ................................       15,400          --
    Deferred taxes ......................................       (8,913)       (3,363)
    Tax benefit of stock options ........................       14,933         5,872
    Unrealized exchange losses ..........................           (5)          (11)
    Minority interest in net income .....................         --              47
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled work-in-process ..      (11,166)       (4,799)
      Other current assets ..............................        1,568            50
      Deposits and other assets .........................       (2,842)         (209)
      Accounts payable and other liabilities ............        6,292          (633)
      Accrued compensation ..............................        5,625         3,024
      Income tax ........................................        1,149        (3,039)
      Deferred revenue ..................................       (2,887)        2,427
                                                              --------      --------

      Total adjustments .................................       22,086         1,949
                                                              --------      --------

      Net cash provided by operating activities .........       25,966         9,323
                                                              --------      --------
Cash flows from investing activities:
  Acquisition of consolidated subsidiaries,
    net of cash acquired ................................      (16,277)       (3,287)
  Investment in marketable securities, net ..............       (8,521)      (15,837)
  Additions to capitalized software costs ...............         --            (763)
  Additions to property and equipment ...................       (8,732)       (4,679)
                                                              --------      --------
      Net cash used in investing activities .............      (33,530)      (24,566)
                                                              --------      --------
Cash flows from financing activities:
  Net repayments from revolving credit line .............         --            (654)
  Proceeds from long-term debt and notes ................         --           1,180
  Payments on long-term debt, notes and capital leases ..       (2,322)         (879)
  Proceeds from issuance of common stock ................          645        55,483
                                                              --------      --------

      Net cash provided by (used in) financing activities       (1,677)       55,130
                                                              --------      --------

Effect of exchange rate changes .........................         (916)          (18)
                                                              --------      --------

Net increase (decrease) in cash and cash equivalents ....      (10,157)       39,869
Cash and cash equivalents at beginning of year ..........       85,819        24,082
                                                              --------      --------

Cash and cash equivalents at end of period ..............     $ 75,662      $ 63,951
                                                              ========      ========


       The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


1.   Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of Information Management Resources, Inc. ("IMR" or the "Company") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    --------------------     ------------------
                                      1998       1997          1998       1997
                                    ------     ------        ------     ------

Weighted average
   common stock outstanding ...     29,154     24,708        27,476     23,532

Weighted average
   common stock equivalents ...      8,662     10,526        10,148     10,400
                                    ------     ------        ------     ------
Shares used in diluted earnings
   per share calculation ......     37,816     35,234        37,624     33,932
                                    ======     ======        ======     ======

      Reclassification - Research and development expenses have been reclassified from selling, general and administrative expense, for the three and nine month periods ended September 30, 1997 to conform to the new classification of these expenses for the three and nine month periods ended September 30, 1998.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

     Changes in shareholders' equity for the nine months ended September 30, 1998 is summarized as follows (in thousands):

                                                                                                     Accumulated
                                       Comprehensive                                                     Other
                                          Income         Common        Paid-in        Retained       Comprehensive
                                          (Loss)         Stock         Capital        Earnings            Loss         Total
                                       -------------   ---------      ---------      ---------       -------------   ---------
Balance, December 31, 1997 ......      $    --         $   2,565      $  98,735      $  12,564       $    (657)      $ 113,207
Common stock issued in
   connection with acquisitions .           --                78         12,068            (70)            (59)         12,017
Employee stock purchase plan ....           --                 2            346           --              --               348
Stock options exercised .........           --               273             24           --              --               297
Tax benefit of
   stock options exercised ......           --              --           14,933           --              --            14,933
Net income ......................          3,880            --             --            3,880            --             3,880
Translation adjustment ..........           (953)           --             --             --              (953)           (953)
                                       ---------       ---------      ---------      ---------       ---------       ---------

Comprehensive income ............      $   2,927            --             --             --              --              --
                                       =========
Balance, September 30, 1998 .....                      $   2,918      $ 126,106      $  16,374       $  (1,669)      $ 143,729
                                                       =========      =========      =========       =========       =========


     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income (loss) and its components. Comprehensive income (loss) presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for periods beginning after December 15, 1997. The Company has elected to disclose this information in the Statement of Shareholders' Equity. As of September 30, 1998, the accumulated other comprehensive loss account consists of cumulative foreign currency translation adjustments.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


4.   Acquisitions

     Lyon Consultants, S.A. ("Lyon Acquisition") - On May 15, 1998, the Company acquired 100% of the outstanding stock of Lyon Consultants, S.A. ("Lyon"), a privately held software engineering company headquartered in Paris, France. Lyon specializes in rapid software application development, utilizing reusable business and technical software objects, and information technology consulting. In exchange for Lyon's common stock, Lyon's shareholders received $16.0 million in cash and 499,353 shares of the Company's common stock. In addition, $700,000 in cash and 32,000 shares of the Company's common stock is payable to Lyon's former shareholders one year from closing (included in accrued expenses). The Lyon acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed 20 years.

     The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. During July 1998, the Company received an appraisal of the intangible assets which indicated that approximately $15.4 million of the acquired intangible assets was in- process purchased technology that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in- process technology into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process technology was charged to expense during the second quarter of 1998.

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

5.   Subsequent Event

     On October 2, 1998, the Company acquired 100% of the outstanding stock of Visual Systems Development Corporation ("Visual"), a privately held information technology company based in Toronto, Ontario. Visual specializes in client/server and internet application development. In exchange for Visual's common stock, Visuals' shareholders received $5.5 million in cash and 400,000 shares of the Company's common stock with the potential for additional payments in the form of IMR stock provided that Visual achieves specified financial and business objectives. The acquisition will be accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed 20 years.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for historical information contained herein, some matters discussed in this report, including but not limited to statements relating to rates of wage cost increases in comparison to rates of inflation in the countries in which IMR does business, the Company's ability to expand its infrastructure, the rate of revenue growth, future income from operations and the impact of the year 2000 on the Company's results of operations and financial condition constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Revenue. For the three months ended September 30, 1998, revenue increased to $42.0 million representing a 82.3% increase over revenue of $23.0 million for the three months ended September 30, 1997. The May 15, 1998 acquisition of Lyon and the June 30, 1998 acquisition of RHO accounted for approximately $5.0 million of the revenue increase. Revenue from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased to $17.6 million or 129.8% for the quarter ended September 30, 1998, compared to $7.7 million for the quarter ended September 30, 1997. Revenue from the Company's Year 2000 conversion services increased to $20.6 million or 60.1% for the quarter ended September 30, 1998, compared to $12.9 million for the quarter ended September 30, 1997.

     Cost of Revenue. Cost of revenue was $21.2 million, or 50.6% of revenue, for the three months ended September 30, 1998, as compared to $12.6 million, or 54.7% of revenue, for the three months ended September 30, 1997. The decrease in cost of revenue as a percentage of revenue reflects: (i) productivity gains from the Company's Year 2000 and other transformation toolsets; (ii) improved utilization of software development personnel in India and Northern Ireland; and
(iii) a 16.9% devaluation in the Indian Rupee since September 30, 1997, which resulted in reduced costs at the Company's Indian software development centers. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

     Gross Profit. Gross profit increased 100% to $20.8 million in the third quarter of 1998 compared to $10.4 million in the prior comparable period. As a percentage of revenue, gross profit increased to 49.4% in the third quarter of 1998 compared to 45.3% in the third quarter of 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Selling, General And Administrative Expenses. For the three months ended September 30, 1998, selling, general and administrative (SG&A) expenses increased to $8.5 million, compared to $5.4 million for the three months ended September 30, 1997. As a percentage of revenue, SG&A expenses for the three months ended September 30, 1998 decreased to 20.1% from 23.5% for the same period in 1997. This decrease as a percentage of revenue occurred due to the rapid increase in revenue over the last twelve months compared to a lessor rate of increase in SG&A during the same period. The dollar increase in SG&A expenses is attributable to the addition of six sales offices, the expansion of sales personnel, the Lyon and RHO acquisitions, expansion of the Company's delivery capacity, regionalization of operations and increases in costs related to expanding the Company's general support staff (primarily recruiting and human resources personnel). The Company intends to continue to expand its SG&A infrastructure in order to position the Company for continued revenue growth. Management does not expect revenue to continue growing at a faster rate than SG&A in the near term.

     Research and Development Expenses. Research and development (R&D) expenses increased to approximately $1.8 million for the three months ended September 30, 1998 from approximately $243,000 in the comparable period of 1997. As a percentage of revenue, R&D increased to 4.3% from 1.1% for the same period in 1997. The increase is attributable to: (i) the acquisition of Lyon and the continued development of Lyon's component technology; (ii) the modification of Lyon's component technology for certain targeted industries; and (iii) the expansion of efforts to develop and enhance the Company's transformation toolsets.

     Goodwill Amortization. Goodwill amortization increased to approximately $586,000 for the three months ended September 30, 1998 from approximately $283,000 for the three months ended September 30, 1997. The additional expense primarily reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998.

     Income from Operations. Operating income for the third quarter of 1998 was $9.9 million compared to $4.5 million in the comparable period of 1997. As a percentage of revenue, income from operations for the three months ended September 30, 1998 increased to 23.6% from 19.4% in the comparable period in 1997. The increase in income from operations as a percentage of revenue reflects a six quarter trend whereby revenue has grown at a faster rate than cost of revenue and SG&A expenses. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Other Income (Expense). The Company realized net other income of approximately $1.1 million in the third quarter of 1998 compared to net other income of approximately $516,000 in the comparable period of 1997. The increase in other income resulted primarily from the investment of the net proceeds from the Company's August 1997 public offering.

     Provision for Income Taxes. The provision for income taxes increased to approximately $3.6 million for the three months ended September 30, 1998 from approximately $1.5 million for the three months ended September 30, 1997. This increase is due to increased earnings in the current year. This represents an effective tax rate of 32.6% and 30.2% for the three month periods ended September 30, 1998 and September 30, 1997, respectively. Historically, the Company has enjoyed a low effective tax rate primarily due to the low tax rates in India. The effective tax rate increased as a result of recent acquisitions in France and Australia which have higher tax rates than India.

         Net Income. Net income increased to a $7.4 million for the three months ended September 30, 1998 compared to $3.5 million of net income for the comparable 1997 period. As a percentage of revenue, net income for the three months ended September 30, 1998 increased to 17.6% from 15.0% in the comparable period in 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Revenue. For the nine months ended September 30, 1998, revenue increased to $111.6 million representing a 98.7% increase over revenue of $56.2 million for the nine months ended September 30, 1997. The May 15, 1998 acquisition of Lyon and the June 30, 1998 acquisition of RHO accounted for approximately $9.2 million of the increase. Revenue from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased to $43.1 million or 119.5% over the first nine months of 1997. Revenue from the Company's Year 2000 conversion services increased to $58.7 million or 99.8% for the nine months ended September 30, 1998, compared to $29.4 million for the nine months ended September 30, 1997.

     Cost of Revenue. Cost of revenue was $58.7 million, or 52.6% of revenue, for the nine months ended September 30, 1998, as compared to $31.0 million, or 55.2% of revenue, for the nine months ended September 30, 1997. The decrease in cost of revenue as a percentage of revenue reflects: (i) productivity gains from the Company's Year 2000 and other transformation toolsets; (ii) a 16.9% devaluation in the Indian Rupee since September 30, 1997, which resulted in reduced costs at the Company's Indian software development centers; and (iii) improved utilization of software development personnel in India and Northern Ireland. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Gross Profit. Gross profit increased to $52.9 million in the first nine months of 1998 compared to $25.1 million in the prior comparable period. As a percentage of revenue, gross profit increased to 47.4% in the first nine months of 1998 compared to 44.8% in the first nine months of 1997.

     Selling, General and Administrative Expenses. For the nine months ended September 30, 1998, SG&A expenses increased to $22.8 million, compared to $13.7 million for the nine months ended September 30, 1997. As a percentage of revenue, SG&A expenses for the nine months ended September 30, 1998 decreased to 20.5% from 24.5% for the same period in 1997. This decrease as a percentage of revenue occurred due to the rapid increase in revenue in the first nine months of 1998 compared to a lessor rate of increase in SG&A during the same period. The dollar increase in SG&A expenses is attributable to the Lyon and RHO acquisitions, the addition of six sales offices, the expansion of sales personnel, expansion of the Company's delivery capacity, regionalization of operations and increases in costs related to expanding the Company's general support staff (primarily recruiting and human resources personnel). The Company intends to continue to expand its SG&A infrastructure in order to generate continued revenue growth.

     Research and Development Expenses. R&D expenses increased to approximately $4.0 million for the nine months ended September 30, 1998 from approximately $591,000 in the comparable period of 1997. As a percentage of revenue, R&D expenses increased to 3.5% from 1.1% for the same period in 1997. The increase in dollars is attributable to: (i) the acquisition of Lyon and the continued development of Lyon's component technology; (ii) the modification of component technology for certain targeted industries; and (iii) the expansion of efforts to develop and enhance the Company's transformation toolsets.

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

     Goodwill Amortization. Goodwill amortization increased to approximately $1.2 million for the nine months ended September 30, 1998 from approximately $830,000 for the nine months ended September 30, 1997. The additional expense primarily reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998 and IMR-Northern Ireland in 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Income from Operations. Operating income for the first nine months of 1998 of $9.4 million compared to income of $10.0 million in the comparable period of 1997. The approximate $500,000 decrease in income from operations was the result of a one-time charge for purchased technology of $15.4 million related to the Lyon acquisition and approximately $145,000 of acquisition costs related to the RHO acquisition. Excluding these one-time charges income from operations was $25.0 million compared to $10.0 million in the comparable period in 1997. Excluding these one-time charges, as a percentage of revenue, income from operations for the nine months ended September 30, 1998 increased to 22.4% from 17.7% in the comparable period in 1997. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

     Other Income (Expense). The Company realized net other income of approximately $3.1 million in the first nine months of 1998 compared to net other income of approximately $901,000 in the comparable period of 1997. The increase in net other income resulted primarily from the investment of the net proceeds from the Company's August 1997 public offering.

     Provision for Income Taxes. The provision for income taxes increased to approximately $8.7 million for the nine months ended September 30, 1998 from approximately $3.4 million for the nine months ended September 30, 1997. This increase is due to increased earnings, excluding the one-time charges for purchased technology and acquisition costs, in the current year. This represents an effective tax rate of 30.9% and 31.7% for the nine month periods ended September 30, 1998 and 1997, respectively. The effective tax rate is lower in the current period due to proportionally higher earnings of IMR-India for the first three months of 1998, which earnings are taxed at a lower rate than earnings generated in the U.S., as well as due to the Company's investment in tax free marketable securities in the first three months of 1998.

     Net Income. Net income decreased to $3.9 million for the nine months ended September 30, 1998 compared to $7.4 million of net income for the comparable 1997 period. This decrease is attributable to $15.5 million of one-time charges related to acquisitions consummated in the second quarter of 1998. Net income from operations for the first nine months of 1998, excluding the one-time charges for purchased technology and acquisition costs, is approximately $19.4 million compared to net income of approximately $7.4 million in the comparable period of 1997. Excluding one-time charges as a percentage of revenue, net income for the nine months ended September 30, 1998 increased to 17.4% from 13.1% in the comparable period in 1997.

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Liquidity and Capital Resources

     As of September 30, 1998, the Company had working capital of $107.1 million; a current ratio of 4.0 to 1.0; liquid assets (cash, cash equivalents and marketable securities) of $94.9 million; and available bank lines of credit of approximately $11.0 million. Additionally, cash provided by operations was $26.0 million for the nine months ended September 30, 1998. During June 1998, the Company entered into a contract to purchase land and construct new facilities for its corporate headquarters. The total price of this project is expected to be approximately $8.0 million of which $2.0 million has been expended as of September 30, 1998. The Company has no other material financial commitments. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it has adequate capital resources to meet all working capital obligations and fund the development of its current business operations.

Year 2000

     Introduction. Many existing computer systems run software programs permitting only two-digit entries to reference the year in the date field (e.g., 1998 is read as "98") and therefore cannot properly process dates in the next century. Software programs that use the two-digit year date field to perform computations or decision-making functions may fail due to an inability to correctly interpret dates in the 21st century. For example, many software systems will misinterpret "00" to mean the year 1900 rather than 2000.

     The Company's State of Readiness. The Company is in the process of assessing the impact the year 2000 will have on its internal operating systems, relationships with its third-party vendors and relationships with its clients. After completing the first phase of this assessment, the Company believes that the year 2000 will not give rise to any event that will have a material adverse effect on the Company's results of operations and financial condition.

     Although the Company continues to review its information technology or "IT" systems, as well as its non-IT systems, for Year 2000 compliance, to date, the Company has discovered that only its internal accounting system is not Year 2000 compliant. The Company expected to replace this accounting system in fiscal year 1999 for reasons other than the fact that the system is not Year 2000 compliant and it has not accelerated replacement plans for such system in light of its non-compliance. The Company does not believe that the costs associated with the replacement of the accounting system will have a material impact on the Company's results of operations and financial condition. The Company has not identified any other IT or non- IT system that is subject to a material risk of disruption due to the year 2000.

     The Company has assessed whether a system failure experienced by any of the Company's third-party vendors would negatively impact the Company's operations or financial condition. The Company has determined that a Year 2000 system failure experienced by the Company's satellite and communication vendors could potentially interrupt communications between client sites and the Company's software development

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


centers. This interruption could result in loss of revenue, increased costs and project delays. Management has contacted its satellite and communications vendors in order to assess whether they anticipate any communications failures or interruptions, as a result of the year 2000. If no such failures or interruptions are anticipated, the Company does not expect to experience any adverse effects on its results of operations and financial condition. If, however, it is determined that one or more of the Company's satellite or communications vendors may encounter year 2000 related failures or interruptions, the Company will be required to develop a contingency plan. It is anticipated that a contingency plan, if necessary, will be developed by the third quarter of 1999. The Company has determined that a system failure experienced by the satellite and communication vendors or by any other third-party vendors would not have a material effect on the Company's results of operations and financial condition.

     Risks Presented by the Year 2000. Many of the Company's client engagements include Year 2000 conversion services that are critical to the operations of its clients' businesses. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its IT services, there can be no assurance the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's results of operations and financial condition.

     The Company's Contingency Plans. The Company is a high quality provider of Year 2000 compliance services. Accordingly, if the Company experiences a failure in its Year 2000 preparedness, experienced staff will be redeployed to address any potential Year 2000 compliance issue.

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


                                          INFORMATION MANAGEMENT RESOURCES, INC.




Date  November 12, 1998                   /s/ SATISH K. SANAN
     -------------------                  -----------------------------
                                          Satish K. Sanan
                                          Chief Executive Officer



Date  November 12, 1998                   /s/ ROBERT M. MOLSICK
     -------------------                  -----------------------------
                                          Robert M. Molsick
                                          Chief Financial Officer

             INFORMATION MANAGEMENT RESOURCES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



Exhibit
Number                         Description                                 Page
--------                       -----------                                 ----



27       Financial Data Schedule............................................19