Form 10-Q/A
period 1998-06-30
IMRGLOBAL CORP
filed 1999-03-09
CIK 1021772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-Q/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                         Commission File Number 0-28840


                                 IMRGLOBAL CORP.
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

                     INFORMATION MANAGEMENT RESOURCES, INC.
                   (Former name if changed since last report)

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

         This Quarterly Report on Form 10-Q/A amends and supersedes, to the extent set forth herein, the Registrant's previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

                        IMRGLOBAL CORP. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.     Consolidated Balance Sheets
            as of June 30, 1998 and December 31, 1997......................    3

            Consolidated Statements of Operations
            for the Three Months and Six Months Ended
            June 30, 1998 and 1997.........................................    4

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1998 and 1997................    5

            Notes to Consolidated Financial Statements.....................    6


ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   13


                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................   19

ITEM 5.     Other Information..............................................   19

ITEM 6.     Exhibits and Reports on Form 8-K...............................   19

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                        IMRGLOBAL CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1998            1997
                                                                 -----------     ------------
                                                                 (UNAUDITED)
                                                                 (RESTATED)
                                                                 (SEE NOTE 2)
                                    ASSETS
Current assets:
   Cash and cash equivalents ..............................      $  64,106       $  85,819
   Marketable securities ..................................         27,539           4,453
   Accounts receivable, less allowances of $203 and $0 ....         20,135          11,156
   Unbilled work in process ...............................          8,607           6,390
   Deferred taxes .........................................         13,162           1,889
   Other current assets ...................................          3,742           4,664
                                                                 ---------       ---------

         Total current assets .............................        137,291         114,371

Property and equipment, net of accumulated depreciation ...         15,660           9,818
Capitalized software costs, net of accumulated amortization             --              47
Deposits and other assets .................................          1,766             960
Intangibles, net of accumulated amortization ..............         21,420          10,157
                                                                 ---------       ---------

         Total assets .....................................      $ 176,137       $ 135,353
                                                                 =========       =========


                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................      $   4,221       $   3,136
   Accrued compensation ...................................         13,738           8,430
   Deferred revenue .......................................          3,074           4,413
   Other current liabilities ..............................         13,380           4,599
                                                                 ---------       ---------

         Total current liabilities ........................         34,413          20,578

Long-term debt ............................................            609             885
Deferred tax liability ....................................            417             546
Other liabilities .........................................            121             133
                                                                 ---------       ---------

         Total liabilities ................................         35,560          22,142
                                                                 ---------       ---------

Minority interest .........................................              7               4
                                                                 ---------       ---------

Shareholders' equity:
   Preferred stock ........................................             --              --
   Common stock ...........................................          2,911           2,565
   Additional paid-in capital .............................        123,165          98,735
   Retained earnings ......................................         16,116          12,564
   Accumulated other comprehensive loss ...................         (1,622)           (657)
                                                                 ---------       ---------

         Total shareholders' equity .......................        140,570         113,207
                                                                 ---------       ---------

         Total liabilities and shareholders' equity .......      $ 176,137       $ 135,353
                                                                 =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------    -------------------------
                                                       1998            1997          1998            1997
                                                    -----------    ------------    ----------     ----------
                                                    (RESTATED)                     (RESTATED)
                                                   (SEE NOTE 2)                   (SEE NOTE 2)
Revenue .......................................      $ 37,257       $ 18,767       $ 69,584       $ 33,114
Cost of revenue ...............................        19,988         10,371         37,409         18,413
                                                     --------       --------       --------       --------

         Gross profit .........................        17,269          8,396         32,175         14,701


Selling, general and administrative expenses ..         7,468          4,524         14,363          8,323
Research and development expenses .............         1,158            227          2,147            348
Acquired in-process research and development
   and acquisition costs ......................         8,345             --          8,345             --
Goodwill amortization .........................           363            276            653            547
                                                     --------       --------       --------       --------

         Income (loss) from operations ........           (65)         3,369          6,667          5,483


Other income (expense):
         Interest expense .....................          (110)           (69)          (186)          (136)
         Interest income and other ............         1,133            277          2,254            521
                                                     --------       --------       --------       --------

         Total other income (expense) .........         1,023            208          2,068            385
                                                     --------       --------       --------       --------

Income (loss) before provision for income taxes
          and minority interest ...............           958          3,577          8,735          5,868

Provision for income taxes ....................         2,835          1,082          5,114          1,934
                                                     --------       --------       --------       --------

         Income (loss) before minority interest        (1,877)         2,495          3,621          3,934

Minority interest in net income ...............            --            (18)            --            (25)
                                                     --------       --------       --------       --------

         Net income (loss) ....................      $ (1,877)      $  2,477       $  3,621       $  3,909
                                                     ========       ========       ========       ========

Earnings (loss) per share:
         Basic ................................      $  (0.07)      $   0.11       $   0.14       $   0.17
                                                     ========       ========       ========       ========

         Diluted ..............................      $  (0.07)      $   0.07       $   0.10       $   0.12
                                                     ========       ========       ========       ========

Shares outstanding:
         Basic ................................        27,232         22,590         26,624         22,585
                                                     ========       ========       ========       ========

         Diluted ..............................        27,232         33,462         37,500         33,408
                                                     ========       ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                           1998            1997
                                                                         --------        ---------
                                                                        (RESTATED)
                                                                       (SEE NOTE 2)
Cash flows from operating activities:
   Net (loss) income ..............................................      $  3,621       $  3,909
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ...............................         1,879          1,372
      Acquired in-process research and development ................         8,200             --
      Deferred taxes ..............................................       (11,160)        (3,363)
      Tax benefit of stock options ................................        14,219          5,015
      Unrealized exchange losses ..................................            (5)           (20)
      Minority interest in net income .............................            --             25
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process .........        (6,026)        (5,180)
         Other current assets .....................................         1,659            274
         Deposits and other assets ................................          (595)          (448)
         Accounts payable and other liabilities ...................         5,273            759
         Accrued compensation .....................................         2,423          1,568
         Income tax ...............................................           224         (1,436)
         Deferred revenue .........................................        (1,340)         4,772
                                                                         --------       --------

         Total adjustments ........................................        14,751          3,338
                                                                         --------       --------

         Net cash provided by operating activities ................        18,372          7,247
                                                                         --------       --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired .......................................       (16,144)        (2,838)
   Investment in marketable securities, net .......................       (16,856)        (5,969)
   Additions to capitalized software costs ........................            --           (300)
   Additions to property and equipment ............................        (5,957)        (3,771)
                                                                         --------       --------

         Net cash used in investing activities ....................       (38,957)       (12,878)
                                                                         --------       --------

Cash flows from financing activities:
   Net (repayments) borrowings from revolving credit line .........            --           (311)
   Proceeds from long-term debt and notes .........................            --          1,180
   Payments on long-term debt, notes and capital leases ...........          (608)          (867)
   Proceeds from issuance of common stock .........................           343            574
                                                                         --------       --------

         Net cash provided by (used in) financing activities ......          (265)           576
                                                                         --------       --------

Effect of exchange rate changes ...................................          (863)            32
                                                                         --------       --------

Net decrease in cash and cash equivalents .........................       (21,713)        (5,023)
Cash and cash equivalents at beginning of year ....................        85,819         24,082
                                                                         --------       --------

Cash and cash equivalents at end of period ........................      $ 64,106       $ 19,059
                                                                         ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      On November 17, 1998, the Company changed its name from Information Management Resources, Inc. to IMRglobal Corp. ("IMRglobal" or the "Company").

      In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("Commission").

2.    Restatement

      In response to recent interpretative guidance published by the Commission surrounding acquisition-related in-process research and development (IPRD), the Company has revised the original accounting for the purchase price allocation related to the 1998 acquisition of Lyon and the related amortization of intangibles. The Company originally obtained an independent valuation of IPRD for the Lyon acquisition during July 1998. A second independent valuation, which incorporated the Commission's interpretive guidance, was obtained during February 1999. The appraisal of the IPRD considered the time and cost required to complete each project, the estimated after-tax cash flows attributable to each project, the state of development of each project, and associated risks which included the inherent difficulties and uncertainties in completing the projects and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to IPRD that had not yet reached technological feasibility and does not have alternative future uses.

      As a result of the second independent valuation, IMRglobal has reduced the second quarter 1998 one-time IPRD charge from $15.4 million to $8.2 million and adjusted the amortization of related intangible assets for the second and third quarters of 1998. The $7.2 million reduction in IPRD has been capitalized as goodwill and amortized over a period not to exceed 20 years.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

2.    Restatement (Continued)

      The effects of the restatement resulted in the following impact on the Company's previously reported results of operations for the three and six month periods ended June 30, 1998 (in thousands).

                                                      Three Months     Six Months
                                                     June 30, 1998    June 30, 1998
                                                     -------------    -------------
     Income (loss) before income taxes:
       As previously reported ..................      $  (6,185)      $   1,592
     * Adjustment related to acquired in-process
           research and development ............          7,143           7,143
                                                      ---------       ---------

        Restated ...............................      $     958       $   8,735
                                                      =========       =========


     Net income (loss):
       As previously reported ..................      $  (9,020)      $  (3,522)
     * Adjustment related to acquired in-process
           research and development ............          7,143           7,143
                                                      ---------       ---------

        Restated ...............................      $  (1,877)      $   3,621
                                                      =========       =========


     Earnings (loss) per share - Basic:
       As previously reported ..................      $   (0.33)      $   (0.13)
     * Adjustment related to acquired in-process
           research and development ............           0.26            0.27
                                                      ---------       ---------

        Restated ...............................      $   (0.07)      $    0.14
                                                      =========       =========


     Earnings (loss) per share - Diluted:
       As previously reported ..................      $   (0.33)      $   (0.13)
     * Adjustment related to acquired in-process
           research and development ............           0.26            0.23
                                                      ---------       ---------

         Restated ..............................      $   (0.07)      $    0.10
                                                      =========       =========

      *The adjustment results from the decrease in the value assigned to acquired in-process technology and the increased amortization of intangibles.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

3.    Summary of Significant Accounting Policies

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IMRglobal Corp. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

      COMPUTATION OF EARNINGS PER SHARE - Per share data and number of shares outstanding have been adjusted to reflect the 3-for-2 stock splits in the form of stock dividends paid by the Company on April 3, 1998 and July 10, 1997. Basic earnings (loss) per share is computed using the weighted average of common stock outstanding. For the three months ended June 30, 1998, diluted loss per share, the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                        -----------------------    ----------------------

                                           1998          1997         1998         1997
                                        ---------     ---------    ---------    ---------
     Weighted average
        common stock outstanding ...       27,232        22,590       26,624       22,585

     Weighted average
        common stock equivalents ...       10,482        10,872       10,876       10,823
                                        ---------     ---------    ---------    ---------

              Subtotal .............       37,714        33,462       37,500       33,408


     Dilutive affect of common
        stock equivalents ..........      (10,482)           --           --           --
                                        ---------     ---------    ---------    ---------

     Shares used in diluted earnings
        per share calculation ......       27,232        33,462       37,500       33,408
                                        =========     =========    =========    =========


      RECLASSIFICATION - Research and development expenses have been reclassified from selling, general and administrative expense for the three and six month periods ended June 30, 1997 to conform to the new classification of these expenses for the three and six month periods ended June 30, 1998.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

4.    SHAREHOLDERS' EQUITY

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

      Changes in shareholders' equity for the six months ended June 30, 1998 is summarized as follows (in thousands):

                                                                                                 Accumulated
                                    Comprehensive                                                    Other
                                        Income         Common        Paid-in        Retained     Comprehensive
                                        (Loss)         Stock         Capital        Earnings          Loss            Total
                                    -------------    ---------      ---------       ---------    -------------      ---------
Balance, December 31, 1997 ....      $      --       $   2,565      $  98,735       $  12,564       $    (657)      $ 113,207

Common stock issued in
   connection with acquisitions             --              78         10,135             (69)            (59)         10,085

Employee stock purchase plan ..             --               1            159              --              --             160

Stock options exercised .......             --             267            (83)             --              --             184

Tax benefit of
   stock options exercised ....             --              --         14,219              --              --          14,219

Net income ....................          3,621              --             --           3,621              --           3,621

Translation adjustment ........           (906)             --             --              --            (906)           (906)
                                     ---------

Comprehensive income ..........      $   2,715              --             --              --              --              --
                                     =========       ---------      ---------       ---------       ---------       ---------

Balance, June 30, 1998 ........                      $   2,911      $ 123,165       $  16,116       $  (1,622)      $ 140,570
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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

5.    ACQUISITIONS

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

      The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. In connection with the Lyon acquisition, the Company retained an independent appraiser to complete a valuation of the assets of Lyon, including valuation of certain in-process research and development. The Company identified 5 project categories for which technological feasibility had not been achieved as of the acquisition date and for which there was no alternative future use. The project categories include (i) LC Ready-Banking; (ii) LC Ready-Insurance; (iii) LC Ready-Manufacturing; (iv) LC Ready-Utilities and (v) Other European modules.

      The value associated with these projects was determined using a discounted cashflow model with a risk adjusted discount rate of 25%. The model reflects revenue to be generated beginning in 1999 and continuing through 2006 for all projects. The valuation also incorporated a stage of completion methodology where the value was adjusted based on the technology's percentage of completion.

      As of the acquisition date, the general design of the core component modules was completed. This design identified the primary core component modules required for four targeted industries which was further subdivided between the European and North American markets. As of the acquisition date 30% of the North American component modules and 60% of the European component modules had been coded. Testing has not been completed for these modules.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

5.    ACQUISITIONS (Continued)

      The schedule below details the status of each project as of the acquisition date and its appraised in-process research and development value (dollar amounts in thousands):

                                                                        Percentage Complete
                                                     -----------------------------------------------------------

                          Pre       Estimated
                      Acquisition   Completion       Time        Labor        Cost      Complexity      Overall     IPRD
        Project          Costs         Date          Based       Based        Based        Based      Conclusion    Value
        -------       -----------   ----------       -----       -----        -----     ----------    ----------    -----
     LC Ready-
     Banking .....      $  952      Sep 1999          51%          48%          46%          65%          50%      $1,600

     LC Ready-
     Insurance ...      $1,223      Sep 1999          58%          55%          52%          60%          55%       3,400

     LC Ready-
     Manufacturing      $  629      Dec 1999          48%          31%          28%          55%          40%       1,300

     LC Ready-
     Utilities ...      $  419      Dec 1999          19%          20%          20%          50%          20%       1,100

     Other
     European ....      $1,471      Mar 1999          --           57%          53%          70%          55%         800
                                                                                                                   ------

        Total ....                                                                                                 $8,200
                                                                                                                   ======

      Based on the results of the appraisal, $8.2 million was attributed to the in-process research and development purchased in the Lyon acquisition and expensed during the second quarter when the acquisition was completed.

      The following pro forma condensed statement of operations for the six months ended June 30, 1998 and 1997 gives effect to the Lyon acquisition as if it had been consummated as of the beginning of the period.

                                                          Six Months Ended
                                                   June 30, 1998   June 30, 1997
                                                   -------------   -------------

                                                (In thousands except per share data)
          Total revenue .....................        $ 74,879       $  40,194
          Net income ........................           3,962           4,404
          Basic income per share ............        $   0.15       $    0.19
          Diluted income per share ..........        $   0.11       $    0.13

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

5.    ACQUISITIONS (Continued)

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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for historical information contained herein, some matters discussed in this report, including but not limited to statements relating to the Company's anticipated construction of a new corporate headquarters, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission.

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

         GROSS PROFIT. Gross profit increased to $17.3 million in the second quarter of 1998 compared to $8.4 million in the prior comparable period. As a percentage of revenue, gross profit increased to 46.3% in the second quarter of 1998 compared to 44.7% in the second quarter of 1997.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

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

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $8.2 million of the acquired intangible assets was acquired IPRD that had not yet reached technological feasibility and had no alternative future use (See Note 2). To determine the value of the IPRD, the Company's appraisal considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, discounted cash flow and associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to the cost of in-process research and development for projects that had not yet reached technological feasibility and had no alternative future uses. Accordingly, the acquired IPRD was charged to expense by the Company in its quarter ended June 30, 1998. In addition, the Company recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition.

         GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $363,000 for the three months ended June 30, 1998 from approximately $276,000 for the three months ended June 30, 1997. The additional expense reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998, and IMR-N.I. in July 1997.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         INCOME (LOSS) FROM OPERATIONS. Operating income (loss) was a loss for the second quarter of 1998 of $65,000 compared to income of $3.4 million in the comparable period of 1997. This decrease in income from operations was the result of one-time charges for acquired IPRD of $8.2 million related to the Lyon acquisition and approximately $145,000 of acquisition costs related to the RHO acquisition. Excluding these one-time charges income from operations was $8.3 million compared to $3.4 million in the comparable period in 1997. Excluding these one-time charges as a percentage of revenue, income from operations for the three months ended June 30, 1998 increased to 22.2% from 18.0% in the comparable period in 1997. The increase in income from operations as a percentage of revenue reflects a five quarter trend whereby revenue has grown at a faster rate than cost of revenue and SG&A expenses. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $2.8 million for the three months ended June 30, 1998 from approximately $1.1 million for the three months ended June 30, 1997. This increase is due to increased earnings, excluding the one-time charges for acquired IPRD and acquisition costs, in the current year. This represents an effective tax rate of 30.5% and 30.2% (excluding one-time charges) for the three month periods ended June 30, 1998 and June 30, 1997, respectively.

         NET INCOME (LOSS). Net income (loss) decreased to a $1.9 million loss for the three months ended June 30, 1998 compared to $2.5 million of income for the comparable 1997 period. This decrease is attributed to $8.3 million of one-time charges related to acquisitions consummated in the second quarter of 1998. Net income from operations for the second quarter of 1998 excluding the one-time charges for acquired IPRD and acquisition costs, is approximately $6.5 million compared to net income of approximately $2.5 million in the comparable period in 1997. Excluding one-time charges, as a percentage of revenue, net income for the three months ended June 30, 1998 increased to 17.4% from 13.2% in the comparable period in 1997.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         REVENUE. For the six months ended June 30, 1998, revenue increased to $69.6 million representing a 110.1% increase over revenue of $33.1 million for the six months ended June 30, 1997. The May 15, 1998 acquisition of Lyon and the June 30, 1998 acquisition of RHO accounted for approximately $4.0 million of the increase. Revenue from the Company's core transitional outsourcing services (software development, application maintenance and migration and re-engineering services) increased to $25.4 million or 113.0% over the first six months of 1997. Revenue from the Company's Year 2000 conversion services increased to $38.1 million or 130.8% for the six months ended June 30, 1998, compared to $16.5 million for the six months ended June 30, 1997.

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

         GROSS PROFIT. Gross profit increased to $32.2 million in the first six months of 1998 compared to $14.7 million in the prior comparable period. As a percentage of revenue, gross profit increased to 46.2% in the first six months of 1998 compared to 44.4% in the first six months of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1998, selling, general and administrative (SG&A) expenses increased to $14.4 million, compared to $8.3 million for the six months ended June 30, 1997. As a percentage of revenue, SG&A expenses for the six months ended June 30, 1998 decreased to 20.6% from 25.1% for the same period in 1997. This decrease as a percentage of revenue occurred due to the rapid increase in revenue in the first six months of 1998 compared to the rate of increase in SG&A in the same period. The dollar increase in SG&A expenses is attributable to the Lyon and RHO acquisitions, addition of SG&A expenses resulting from expansion of the Company's delivery capacity, regionalization of operations, increases in costs related to expanding the Company's general support staff (primarily sales, recruiting and human resources personnel) and costs related to the establishment of IMR-N.I. in the third quarter of 1997. The Company intends to continue to expand its SG&A infrastructure in order to generate continued revenue growth.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

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

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $8.2 million of the acquired intangible assets was acquired IPRD that had not yet reached technological feasibility and had no alternative future use (See Note 2). To determine the value of the IPRD, the Company's appraisal considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, discounted cash flow and associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to the cost of in-process research and development for projects that had not yet reached technological feasibility and had no alternative future uses. Accordingly, the acquired IPRD was charged to expense by the Company in its quarter ended June 30, 1998. In addition, the Company recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition.

         GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $653,000 for the six months ended June 30, 1998 from approximately $547,000 for the six months ended June 30, 1997. The additional expense reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998, IMR-N.I. and certain minority stockholders interests in IMR-India during 1997.

         INCOME FROM OPERATIONS. Operating income for the first six months of 1998 was $6.7 million compared to income of $5.5 million in the comparable period of 1997. This increase in income from operations was reduced significantly as the result of one-time charges for acquired IPRD of $8.2 million related to the Lyon acquisition and approximately $145,000 of acquisition costs related to the RHO acquisition. Excluding these one-time charges income from operations was $15.0 million compared to $5.5 million in the comparable period in 1997. Excluding these one-time charges, as a percentage of revenue, income from operations for the six months ended June 30, 1998 increased to 21.6% from 16.6% in the comparable period in 1997. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

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

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $5.1 million for the six months ended June 30, 1998 from approximately $1.9 million for the six months ended June 30, 1997. This increase is due to increased earnings, excluding the one-time charges for acquired IPRD and acquisition costs, in the current year. This represents an effective tax rate, excluding one-time charges, of 29.9% and 33.0% for the six month periods ended June 30, 1998 and 1997, respectively. The effective tax rate is lower in the current period due to proportionally higher earnings of IMR-India for the first three months of 1998, which earnings are taxed at a lower rate than earnings generated in the U.S., and the Company's investment in tax free marketable securities in the first three months of 1998.

         NET INCOME. Net income decreased to $3.6 million for the six months ended June 30, 1998 compared to $3.9 million of income for the comparable 1997 period. This decrease is attributable to $8.3 million of one-time charges related to acquisitions consummated in the second quarter of 1998. Net income from operations for the first six months of 1998, excluding the one-time charges for acquired IPRD and acquisition costs, is approximately $12.0 million compared to net income of approximately $3.9 million in the comparable period of 1997. Excluding one-time charges as a percentage of revenue, net income for the six months ended June 30, 1998 increased to 17.2% from 11.8% in the comparable period in 1997.

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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any pending material litigation.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)    27. Financial Data Schedule

          b) 1. The Registrant filed a report on Form 8-K on May 28, 1998 under Item 2 disclosing the acquisition of Lyon Consultants, S.A.

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

                                           IMRGLOBAL CORP.

Date     MARCH 9, 1999                     /s/ SATISH K. SANAN
     ----------------------                -------------------------------------
                                           Satish K. Sanan
                                           Chief Executive Officer



Date     MARCH 9, 1999                     /s/ ROBERT M. MOLSICK
     ----------------------                -------------------------------------
                                           Robert M. Molsick
                                           Chief Financial Officer

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                          PAGE
--------                           -----------                          ----

   27             Financial Data Schedule................................22