Form 10-Q/A
period 1998-09-30
IMRGLOBAL CORP
filed 1999-03-09
CIK 1021772

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------


                                   FORM 10-Q/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Yes     X           No
    --------            -------

         As of November 4, 1998, there were 29,594,874 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

         This Quarterly Report on Form 10-Q/A amends and supersedes, to the extent set forth herein, the Registrant's previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

                                 IMRGLOBAL CORP.


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.     Consolidated Balance Sheets
            as of September 30, 1998 and December 31, 1997 ...............     3

            Consolidated Statements of Operations
            for the Three Months and Nine Months Ended
            September 30, 1998 and 1997...................................     4

            Consolidated Statements of Cash Flows
            for the Nine Months Ended
            September 30, 1998 and 1997...................................     5

            Notes to Consolidated Financial Statements....................     6


ITEM 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition............................    13


                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings ............................................    20

ITEM 5.     Other Information ............................................    20

ITEM 6.     Exhibits and Reports on Form 8-K..............................    20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                        IMRGLOBAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1998             1997
                                                                         -------------     ------------
                                                                         (UNAUDITED)
                                                                          (RESTATED)
                                                                         (SEE NOTE 2)
                                  ASSETS
Current assets:
   Cash and cash equivalents .........................................    $  75,662       $  85,819
   Marketable securities .............................................       19,204           4,453
   Accounts receivable, less allowances of $226 and $0, respectively..       23,439          11,156
   Unbilled work in process ..........................................       10,444           6,390
   Deferred taxes ....................................................       10,498           1,889
   Other current assets ..............................................        3,818           4,664
                                                                          ---------       ---------

         Total current assets ........................................      143,065         114,371


Property and equipment, net of accumulated depreciation ..............       17,817           9,818
Capitalized software costs, net of accumulated amortization ..........           --              47
Deposits and other assets ............................................        4,013             960
Intangibles, net of accumulated amortization .........................       22,911          10,157
                                                                          ---------       ---------

         Total assets ................................................    $ 187,806       $ 135,353
                                                                          =========       =========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................    $   4,586       $   3,136
   Accrued compensation ..............................................       14,055           8,430
   Deferred revenue ..................................................        1,526           4,413
   Other current liabilities .........................................       15,759           4,599
                                                                          ---------       ---------

         Total current liabilities ...................................       35,926          20,578


Long-term debt .......................................................          552             885
Other liabilities ....................................................          542             683
                                                                          ---------       ---------

         Total liabilities ...........................................       37,020          22,146
                                                                          ---------       ---------

Shareholders' equity:
   Preferred stock ...................................................           --              --
   Common stock ......................................................        2,918           2,565
   Additional paid-in capital ........................................      126,106          98,735
   Retained earnings .................................................       23,431          12,564
   Accumulated other comprehensive loss ..............................       (1,669)           (657)
                                                                          ---------       ---------

         Total shareholders' equity ..................................      150,786         113,207
                                                                          ---------       ---------

         Total liabilities and shareholders' equity ..................    $ 187,806       $ 135,353
                                                                          =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                --------------------------------  -------------------------------
                                                     1998             1997           1998              1997
                                                -------------    -------------   ------------    ----------------
                                                  (RESTATED)                      (RESTATED)
                                                 (SEE NOTE 2)                    (SEE NOTE 2)

Revenue ....................................      $  42,013       $  23,044       $ 111,597         $  56,158
Cost of revenue ............................         21,245          12,613          58,654            31,026
                                                  ---------       ---------       ---------         ---------

         Gross profit ......................         20,768          10,431          52,943            25,132


Selling, general and administrative expenses          8,463           5,425          22,826            13,748
Research and development expenses ..........          1,812             243           3,959               591
Acquired in-process research and
   development and acquisition costs .......             --              --           8,345                --
Goodwill and intangible amortization .......            672             283           1,325               830
                                                  ---------       ---------       ---------         ---------

         Income from operations ............          9,821           4,480          16,488             9,963


Other income (expense):
         Interest expense ..................            (47)            (36)           (233)             (172)
         Interest income and other .........          1,122             552           3,376             1,073
                                                  ---------       ---------       ---------         ---------

         Total other income ................          1,075             516           3,143               901
                                                  ---------       ---------       ---------         ---------

Income before provision for income taxes
          and minority interest ............         10,896           4,996          19,631            10,864

Provision for income taxes .................          3,580           1,509           8,694             3,443
                                                  ---------       ---------       ---------         ---------

         Income before minority interest ...          7,316           3,487          10,937             7,421

Minority interest in net income ............             --             (22)             --               (47)
                                                  ---------       ---------       ---------         ---------

         Net income ........................      $   7,316       $   3,465       $  10,937         $   7,374
                                                  =========       =========       =========         =========

Earnings per share:
         Basic..............................      $    0.25       $    0.14       $    0.40         $    0.31
                                                  =========       =========       =========         =========

         Diluted............................      $    0.19       $    0.10       $    0.29         $    0.22
                                                  =========       =========       =========         =========

Shares outstanding:
         Basic .............................         29,154          24,708          27,476            23,532
                                                  =========       =========       =========         =========

         Diluted ...........................         37,816          35,234          37,624            33,932
                                                  =========       =========       =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                           1998           1997
                                                                         --------       --------
                                                                        (RESTATED)
                                                                       (SEE NOTE 2)
Cash flows from operating activities:
   Net income .....................................................      $ 10,937       $  7,374
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ...............................         3,075          2,583
      Acquired in-process research and development ................         8,200             --
      Deferred taxes ..............................................        (8,913)        (3,363)
      Tax benefit of stock options ................................        14,933          5,872
      Unrealized exchange losses ..................................            (5)           (11)
      Minority interest in net income .............................            --             47
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process .........       (11,166)        (4,799)
         Other current assets .....................................         1,568             50
         Deposits and other assets ................................        (2,842)          (209)
         Accounts payable and other liabilities ...................         6,292           (633)
         Accrued compensation .....................................         5,625          3,024
         Income tax ...............................................         1,149         (3,039)
         Deferred revenue .........................................        (2,887)         2,427
                                                                         --------       --------

         Total adjustments ........................................        15,029          1,949
                                                                         --------       --------

         Net cash provided by operating activities ................        25,966          9,323
                                                                         --------       --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired .......................................       (16,277)        (3,287)
   Investment in marketable securities, net .......................        (8,521)       (15,837)
   Additions to capitalized software costs ........................            --           (763)
   Additions to property and equipment ............................        (8,732)        (4,679)
                                                                         --------       --------

         Net cash used in investing activities ....................       (33,530)       (24,566)
                                                                         --------       --------

Cash flows from financing activities:
   Net repayments from revolving credit line ......................            --           (654)
   Proceeds from long-term debt and notes .........................            --          1,180
   Payments on long-term debt, notes and capital leases ...........        (2,322)          (879)
   Proceeds from issuance of common stock .........................           645         55,483
                                                                         --------       --------

         Net cash provided by (used in) financing activities ......        (1,677)        55,130
                                                                         --------       --------

Effect of exchange rate changes ...................................          (916)           (18)
                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents ..............       (10,157)        39,869
Cash and cash equivalents at beginning of year ....................        85,819         24,082
                                                                         --------       --------

Cash and cash equivalents at end of period ........................      $ 75,662       $ 63,951
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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      On November 17, 1998, the Company changed its name from Information Management Resources, Inc. to IMRglobal Corp. ("IMRglobal" or the "Company").

      In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Commission").

2.    RESTATEMENT

      In response to recent interpretative guidance published by the Commission surrounding acquisition-related in-process research and development (IPRD), the Company has revised the original accounting for the purchase price allocation related to the 1998 acquisition of Lyon and the related amortization of intangibles. The Company originally obtained an independent valuation of IPRD for the Lyon acquisition during July 1998. A second independent valuation, which incorporated the Commission's interpretative guidance, was obtained during February 1999. The appraisal of the IPRD considered the time and cost required to complete each project, the estimated after-tax cash flows attributable to each project, the state of development of each project, and associated risks which included the inherent difficulties and uncertainties in completing the projects and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to IPRD that had not yet reached technological feasibility and does not have alternative future uses.

      As a result of the second independent valuation, IMRglobal has reduced the second quarter 1998 one-time IPRD charge from $15.4 million to $8.2 million and adjusted the amortization of related intangible assets for the second and third quarters of 1998. The $7.2 million reduction in IPRD has been capitalized as goodwill and amortized over a period not to exceed 20 years.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

2.    RESTATEMENTS (Continued)

      The effects of the restatement resulted in the following impact on the Company's previously reported results of operations for the three and nine month periods ended September 30, 1998 (in thousands).

                                                    Three Months         Nine Months
                                                       Ended                Ended
                                                 September 30, 1998   September 30, 1998
                                                 ------------------   ------------------
     Income before income taxes:
       As previously reported ..................      $ 10,982          $   12,574
     * Adjustment related to acquired in-process
           research and development ............           (86)              7,057
                                                      --------          ----------

        Restated ...............................      $ 10,896          $   19,631
                                                      ========          ==========

     Net income:
       As previously reported ..................      $  7,402          $    3,880
     * Adjustment related to acquired in-process
           research and development ............           (86)              7,057
                                                      --------          ----------

        Restated ...............................      $  7,316          $   10,937
                                                      ========          ==========

     Earnings per share - Basic:
       As previously reported ..................      $   0.25          $     0.14
     * Adjustment related to acquired in-process
           research and development ............            --                0.26
                                                      --------          ----------

        Restated ...............................      $   0.25          $     0.40
                                                      ========          ==========

     Earnings per share - Diluted:
       As previously reported .........,........      $   0.20          $     0.10
     * Adjustment related to acquired in-process
           research and development ............         (0.01)               0.19
                                                      --------          ----------

        Restated ...............................      $   0.19          $     0.29
                                                      ========          ==========

      *The adjustment results from the increased amortization of intangibles.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                          ------------------      ------------------

                                           1998        1997        1998        1997
                                          ------      ------      ------      ------
     Weighted average
        common stock outstanding ...      29,154      24,708      27,476      23,532

     Weighted average
        common stock equivalents ...       8,662      10,526      10,148      10,400
                                          ------      ------      ------      ------

     Shares used in diluted earnings
        per share calculation ......      37,816      35,234      37,624      33,932
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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

4.    SHAREHOLDERS' EQUITY (Continued)

      Changes in shareholders' equity for the nine months ended September 30, 1998 is summarized as follows (in thousands):

                                                                                                  Accumulated
                                     Comprehensive                                                   Other
                                        Income         Common        Paid-in       Retained      Comprehensive
                                        (Loss)         Stock         Capital       Earnings           Loss           Total
                                    -------------     -------        -------       ---------     -------------     ---------
Balance, December 31, 1997 ....      $      --       $   2,565      $  98,735      $  12,564       $    (657)      $ 113,207

Common stock issued in
   connection with acquisitions             --              78         12,068            (70)            (59)         12,017

Employee stock purchase plan ..             --               2            346             --              --             348

Stock options exercised .......             --             273             24             --              --             297

Tax benefit of
   stock options exercised ....             --              --         14,933             --              --          14,933

Net income ....................         10,937              --             --         10,937              --          10,937

Translation adjustment ........           (953)             --             --             --            (953)           (953)
                                     ---------

Comprehensive income ..........      $   9,984              --             --             --              --              --
                                     =========       ---------      ---------      ---------       ---------       ---------

Balance, September 30, 1998 ...                      $   2,918      $ 126,106      $  23,431       $  (1,669)      $ 150,786
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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

5.    ACQUISITIONS (Continued)

      The schedule below details the status of each project as of the acquisition date and its appraised in-process research and development value (dollar amounts in thousands):

                                                                   Percentage Complete
                                                -----------------------------------------------------------
                      Pre      Estimated
                  Acquisition  Completion       Time        Labor        Cost      Complexity     Overall      IPRD
      Project        Costs        Date          Based       Based        Based        Based      Conclusion    Value
----------------  -----------  ----------       -----       -----        -----     ----------    ----------    -----
LC Ready-
Banking........    $  952      Sep 1999          51%          48%          46%          65%          50%      $1,600

LC Ready-
Insurance......    $1,223      Sep 1999          58%          55%          52%          60%          55%       3,400

LC Ready-
Manufacturing..    $  629      Dec 1999          48%          31%          28%          55%          40%       1,300

LC Ready-
Utilities .....    $  419      Dec 1999          19%          20%          20%          50%          20%       1,100

Other
European ......    $1,471      Mar 1999          --           57%          53%          70%          55%         800
                                                                                                              ------

   Total                                                                                                      $8,200
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

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

6.    SUBSEQUENT EVENT

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

         GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $672,000 for the three months ended September 30, 1998 from approximately $283,000 for the three months ended September 30, 1997. The additional expense primarily reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998.

         INCOME FROM OPERATIONS. Operating income for the third quarter of 1998 was $9.8 million compared to $4.5 million in the comparable period of 1997. As a percentage of revenue, income from operations for the three months ended September 30, 1998 increased to 23.4% from 19.4% in the comparable period in 1997. The increase in income from operations as a percentage of revenue reflects a six quarter trend whereby revenue has grown at a faster rate than cost of revenue and SG&A expenses. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $3.6 million for the three months ended September 30, 1998 from approximately $1.5 million for the three months ended September 30, 1997. This increase is due to increased earnings in the current year. This represents an effective tax rate of 32.9% and 30.2% for the three month periods ended September 30, 1998 and September 30, 1997, respectively. Historically, the Company has enjoyed a low effective tax rate primarily due to the low tax rates in India. The effective tax rate increased as a result of recent acquisitions in France and Australia which have higher tax rates than India.

         NET INCOME. Net income increased to $7.3 million for the three months ended September 30, 1998 compared to $3.5 million of net income for the comparable 1997 period. As a percentage of revenue, net income for the three months ended September 30, 1998 increased to 17.4% from 15.0% in the comparable period in 1997.

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

         GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $1.3 million for the nine months ended September 30, 1998 from approximately $830,000 for the nine months ended September 30, 1997. The additional expense primarily reflects the amortization of goodwill generated by the acquisition of Lyon in May 1998 and IMR-Northern Ireland in 1997.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         INCOME FROM OPERATIONS. Operating income for the first nine months of 1998 was $16.5 million compared to income of $10.0 million in the comparable period of 1997. Operating income for the nine months ended September 30, 1998 includes a one-time charge for acquired IPRD of $8.2 million related to the Lyon acquisition and approximately $145,000 of acquisition costs related to the RHO acquisition. Excluding these one-time charges income from operations was $24.8 million compared to $10.0 million in the comparable period in 1997. Excluding these one-time charges, as a percentage of revenue, income from operations for the nine months ended September 30, 1998 increased to 22.3% from 17.7% in the comparable period in 1997. The current increase is a result of higher prices for the Company's services and increased efficiencies relative to the Company's fixed costs. Due to increased infrastructure investments management does not expect income from operations as a percentage of revenue to increase significantly from current levels in the near term.

         OTHER INCOME (EXPENSE). The Company realized net other income of approximately $3.1 million in the first nine months of 1998 compared to net other income of approximately $901,000 in the comparable period of 1997. The increase in net other income resulted primarily from the investment of the net proceeds from the Company's August 1997 public offering.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $8.7 million for the nine months ended September 30, 1998 from approximately $3.4 million for the nine months ended September 30, 1997. This increase is due to increased earnings in the current year. This represents an effective tax rate, excluding one-time charges, of 31.1% and 31.7% for the nine month periods ended September 30, 1998 and 1997, respectively. The effective tax rate is lower in the current period due to proportionally higher earnings of IMR-India for the first three months of 1998, which earnings are taxed at a lower rate than earnings generated in the U.S., as well as due to the Company's investment in tax free marketable securities in the first three months of 1998.

         NET INCOME. Net income increased to $10.9 million for the nine months ended September 30, 1998 compared to $7.4 million of net income for the comparable 1997 period. This increase is partially offset by $8.3 million of one-time charges related to acquisitions consummated in the second quarter of 1998. Net income for the first nine months of 1998, excluding the one-time charges for acquired IPRD and acquisition costs, is approximately $19.3 million compared to net income of approximately $7.4 million in the comparable period of 1997. Excluding one-time charges as a percentage of revenue, net income for the nine months ended September 30, 1998 increased to 17.3% from 13.1% in the comparable period in 1997.

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

         Although the Company continues to review its information technology or "IT" systems, as well as its non-IT systems, for Year 2000 compliance, to date, the Company has discovered that only its internal accounting system is not Year 2000 compliant. The Company expected to replace this accounting system in fiscal year 1999 for reasons other than the fact that the system is not Year 2000 compliant and it has not accelerated replacement plans for such system in light of its non-compliance. The Company does not believe that the costs associated with the replacement of the accounting system will have a material impact on the Company's results of operations and financial condition. The Company has not identified any other IT or non-IT system that is subject to a material risk of disruption due to the year 2000.

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

         THE COMPANY'S CONTINGENCY PLANS. The Company is a high quality provider of Year 2000 compliance services. Accordingly, if the Company experiences a failure in its Year 2000 preparedness, experienced staff will be redeployed to address any potential Year 2000 compliance issue. Otherwise, the Company has no material contingency plan identified for Year 2000 readiness issues.

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any pending material litigation.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   27  Financial Data Schedule

          b) 1. The Registrant filed a report on Form 8-K/A on July 29, 1998 under Item 7 providing financial statements of Lyon Consultants, S.A. and pro-forma financial information related to the acquisition of Lyon Consultants, S.A.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IMRGLOBAL CORP.

Date     MARCH 9, 1999                    /s/ SATISH K. SANAN
     ------------------------             --------------------------------------
                                          Satish K. Sanan
                                          Chief Executive Officer



Date     MARCH 9, 1999                    /s/ ROBERT M. MOLSICK
     ------------------------             --------------------------------------
                                          Robert M. Molsick
                                          Chief Financial Officer

                        IMRGLOBAL CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                        PAGE
-------                            -----------                        ----

   27             Financial Data Schedule..............................23