Form 10-K405
period 1998-12-31
IMRGLOBAL CORP
filed 1999-03-29
CIK 1021772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF CLASS                                  NAME OF EXCHANGE
             --------------                                  ----------------
Common Stock, par value $0.10 per share                  The Nasdaq Stock Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of March 12, 1999, was approximately $222 million based upon the closing price of $15.56 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of March 12, 1999, there were 30,552,914 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on or about June 4, 1999 are incorporated by reference into Part III hereof.

                                 IMRGLOBAL CORP.

                                    FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I                                                                                          PAGE
                                                                                                ----
        Item   1. Business..............................................................          1
        Item   2. Properties............................................................         13
        Item   3. Legal Proceedings.....................................................         14
        Item   4. Submission of Matters to a Vote of Security Holders...................         14

PART II
        Item   5. Market for Registrant's Common Equity and Related
                     Shareholder Matters................................................         15
        Item   6. Selected Consolidated Financial Data..................................         16
        Item   7. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..........................................         17
        Item   8.  Financial Statements and Supplementary Data. ........................         34
        Item   9. Changes in and Disagreements with Independent Auditors on
                     Accounting and Financial Disclosure................................         66

PART III
        Item 10.  Directors and Executive Officers of the Registrant....................         66
        Item 11.  Executive Compensation................................................         66
        Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management.....................................................         66
        Item 13.  Certain Relationships and Related Transactions........................         66

PART IV
        Item 14.  Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K................................................         67
        Signatures.......................................................................        70

                                     PART I

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREUNDER. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS RELATING TO THE COMPANY'S ABILITY TO SELL TRANSITIONAL OUTSOURCING SERVICES TO EXISTING YEAR 2000 CUSTOMERS, ANTICIPATED GROWTH IN THE APPLICATION MAINTENANCE OUTSOURCING INDUSTRY, THE COMPANY'S ABILITY TO EXPAND INTO VERTICAL INDUSTRIES AND TO IMPLEMENT ITS STRATEGIES FOR EXPANDING ITS SERVICES AND DIFFERENTIATING ITSELF FROM COMPETITORS AND MANAGEMENTS' ESTIMATE THAT YEAR 2000 REVENUE WILL DECREASE DURING 1999. OTHER FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE,""PLANS," AND "INTENDS." ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING
 THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND THEREFORE THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. A DISCUSSION OF CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS IS SET FORTH HEREIN IN "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

ITEM 1. BUSINESS

GENERAL

       IMRglobal Corp. provides applications software outsourcing solutions for the information technology departments of large businesses through an integrated network of global resources. The Company's services, which generally are offered on a fixed-price, fixed-time frame basis, include e-business solutions, application development, application maintenance, legacy transformation and Year 2000 conversion, validation and verification services. In addition, the Company offers programming and consulting services on a time-and-material basis in order to optimize employee utilization and provide a potential source of future outsourcing contracts. The Company's core group of services, which it terms "transitional outsourcing," provides clients with three distinct solutions: (a) Application Maintenance, maintaining aging software systems; (b) Legacy Transformation, using proprietary tools to transform existing software assets to modern technological environments; and (c) Application Development, developing new, custom application software solutions. IMR delivers many of its transitional outsourcing services using its proprietary Total Software Quality Management ("TSQM") software engineering process and its offsite software development facilities in Bangalore, Mumbai (formerly Bombay), India, and Belfast, Northern Ireland. Underlying these methodologies are processes and proprietary software tools that accelerate the delivery of complex IT projects. The Company links its offsite software development facilities to the offices of many of its clients by satellite communications. A global network of offices allows IMR to offer its services on a 24-hour basis through an on-site and off-site project team working multiple shifts made possible by the time differences between a client's office and the Company's offsite software development facilities. The Company believes that its proprietary TSQM process, software engineering metholologies and toolsets, and its offsite software development centers enable it to provide high quality, cost-effective IT solutions.

       The Company's clients are primarily Fortune 500 or comparably sized companies with significant IT budgets and recurring needs for application development, application maintenance, legacy transformation, Year 2000 conversion, validation and verification services and IT programming and consulting services. IMR primarily serves clients in the insurance, utilities, financial services, healthcare, retail/wholesale and distribution and manufacturing industries. The Company has provided transitional outsourcing services for such companies as Commercial Union Insurance Companies, Dayton Hudson Corporation, John Hancock Financial Services, Michelin North America, Inc., SPS Payment Systems and Xerox Corporation. Through a staff of approximately 2,300 software development professionals, the Company serves its clients from its U.S. headquarters in Clearwater, Florida, its international regional offices in London, Paris, Sydney and Toronto, its software development centers in Bangalore, Mumbai and Belfast and its 19 branch sales offices located in the U.S., Canada, Germany and Luxembourg. The Company is considering other locations in Europe, Asia and South America to expand the Company's global presence.

INDUSTRY OVERVIEW

       Intense competition, consolidation, deregulation, innovation and rapid technological advancements are forcing companies to make fundamental changes in their business processes. For example e-business is changing the way organizations compete by redefining the way they interact with clients, suppliers and consumers. Aging mainframe applications require updating to modern technical environments to integrate with the Internet. At the same time components are being harvested from those same applications to serve as a foundation for component-based applications, delivered at a greatly accelerated pace. While confronting these internal challenges, companies also face customer demands to improve service levels, lower costs, reduce delivery time and increase value.

       The Internet, e-business, component based architecture, n-tier client/server and other emerging technologies have significantly impacted the process of doing business. Designing, developing and deploying these new processes require highly skilled individuals trained in many diverse technologies and architectures. However, many companies do not have the staff required to complete these large projects while maintaining existing systems. Thus, many large companies are seeking ways to outsource these types of IT projects.

       Outsourcing enables organizations to focus on core competencies, to reduce costs by converting in-house fixed IT costs to variable costs and to reduce the time-to-completion of significant IT projects. The Company employs a systematic and disciplined approach to every outsourcing engagement. The three critical components of the IMR solution are: (a) its TSQM software engineering process; (b) its offsite software development capability; and (c) its proprietary software toolsets. Together, these key elements of the Company's service delivery model help ensure that clients receive high quality, cost-effective solutions on time and within budget.

       THE TSQM SOFTWARE ENGINEERING PROCESS. TSQM is a set of defined software development processes, techniques and tools that are implemented to maximize quality in the Company's operations, deliverables and services, and to minimize project risks. Continuously refined since the Company's inception, TSQM represents the software engineering process through which the Company defines and performs projects. For every project, the Company implements its two-phased TSQM process that encompasses: (a) an extensive front-end assessment that defines the scope and risks of the project; and (b) a fixed-price implementation stage that is further subdivided into smaller phases with frequent deliverables and feedback from its clients. Through the rigorous adherence to its TSQM process, the Company identifies, monitors and manages the risks associated with the cost, schedule, performance, support and delivery of projects on a fixed-price, fixed-time frame basis. This process also allows the Company to detect, correct and mitigate quality defects and to establish appropriate contingencies for each project.

       OFFSITE SOFTWARE DEVELOPMENT. The Company's offsite software development centers in Bangalore and Mumbai, India and Belfast, Northern Ireland provide IMR with a significant cost advantage as well as the ability provide 24-hour service to its clients. The Company's costs for offsite software development personnel have historically been significantly lower than costs incurred for comparable resources in the U.S. Through satellite communications, many of the Company's clients are linked to an IMR offsite software development center where a substantial portion of a project's work is performed. Due to the time difference between the Company's sales offices and delivery centers, the Company can create a virtual "second shift" for its North American, European and Asian clients allowing for more rapid completion of projects and off-peak utilization of clients' technology resources. In addition, for larger projects with critically short time frames, the offsite facility allows the Company to parallel process many of its development phases to accelerate delivery time.

       STRATEGIC TOOLS AND TECHNOLOGIES. During 1998, the Company significantly advanced its development of component based architectures with its acquisition of Lyon Consultants, S.A. (See Note 2 of the Consolidated Financial Statements). Component based architectures have evolved from object oriented technologies. Object oriented technologies facilitate multiple uses for the same software code. Component based technologies take this idea one step further by facilitating multiple uses for software code that has been grouped together according to relationship and function. The Company is committed to spending a significant portion of its R&D expenditures on the continued development of these components for use in targeted vertical industries.

       In addition, the Company continues to make significant investments to design, develop and acquire a set of proprietary software tools and methodologies to support three key application transformation services: (a) re-engineering; (b) migration; and (c) re-hosting of mainframe systems to emerging technologies, such as client/server systems. These tools have been developed utilizing object-oriented technologies to allow the Company to reduce both the cost and time required to successfully complete large scale projects. The Company's TRANSFORMIMS(R), TRANSFOrmVSAM(R) AND TRANSformDB2 toolsets support the migration of mainframe-based systems and their related applications to relational database management systems environments (e.g., Oracle, Sybase and Informix). In addition, during 1998, the Company used its research and development capability to develop a maintenance toolset. The maintenance toolset provides IMR maintenance team members with application analysis capability for use on maintenance outsourcing and application transformation projects. The maintenance toolset employs a repository for collecting and centrally locating large amounts of application information by identifying relationships between application programs and their use of common data files. Access to this information enables the efficient development of detailed system and program level analysis (textually and graphically) depicting the interrelationships among software applications, databases, data handling technologies and data. The maintenance toolset improves maintenance productivity by reducing the time it takes to diagnose maintenance problems and assess the impact of potential changes.

STRATEGIES

       The Company's objective is to be the leading provider of comprehensive transitional IT outsourcing services and solutions to the IT departments of large businesses. The Company plans to pursue the following strategies to achieve this objective:

     BUSINESS STRATEGIES

       DEVELOP EXPERTISE IN KEY VERTICAL MARKETS. A primary objective of IMR over the next two years is to become a vertically focused company with a comprehensive understanding of the business needs of selected vertical industry groups.

       The Company's client base is primarily aligned around six major industries: insurance, utilities, financial services, healthcare, retail/wholesale and distribution and manufacturing. Each of these industries is highly specialized and complex, and their business problems do not lend themselves to standard packaged software solutions. IMR believes it can leverage the relationships and industry-specific knowledge acquired from previous Year 2000 engagements in these industries into new transitional outsourcing projects. Accordingly, while IMR will continue to perform the same service offerings, the focus will be on the vertical industry rather than specific service offerings.

       The following table sets forth IMR's shift in focus from a technology-related focus to an industry-based focus:

              Service Offering Focus                   Industry Focus
         ------------------------------     ------------------------------------

         -  Software Development            -  Insurance
         -  Application Transformation      -  Utilities
         -  Applicaiton Maintenance         -  Financial Services
         -  Year 2000 Compliance            -  Healthcare
         -  Electronic Commerce             -  Retail/Wholesale and Distribution
         -  Programming and Consulting      -  Manufacturing

         In January 1999, IMR acquired Atechsys, S.A. which has significant expertise in the capital markets' business in the financial services industry. IMR will continue to pursue as acquisition targets selected IT service firms with domain knowledge in the targeted vertical industries.

         DEVELOP LONG-TERM STRATEGIC PARTNER RELATIONSHIPS WITH CLIENTS. The Company strives to develop "strategic partner" relationships with its clients whereby the Company shares both the risk and rewards associated with outsourcing engagements. To establish and preserve existing relationships with clients, the Company endeavors to integrate its on-site personnel into the operations and employee culture of its clients' IT departments. In addition, the Company will continue to make significant investments in technology to support the strategic technical direction of its clients. These investments help the Company secure the loyalty and trust of clients and provide it with the tools and knowledge to perform similar projects for other clients. To ensure constant communication, the Company uses several methods to obtain continuous client feed-back, including client satisfaction surveys, consultant performance surveys and regularly scheduled meetings with a client's senior management. A substantial portion of the performance incentive for the Company's senior executives, sales executives and senior project managers is directly linked to client satisfaction and on-time within budget delivery of quality IT services.

         CONCENTRATE ON KEY TECHNOLOGIES. The Company continues to focus on obtaining advanced software development technologies to support its transitional outsourcing service model. The Company recently acquired electronic commerce service capability with its acquisition of ECWerks(sm), Inc. in January 1999. This acquisition provided IMR with enhanced capabilities to design, develop and deliver enterprise scale solutions in the rapidly expanding e-business market. In addition, by using software provided by companies such as Forte Software, Inc. as well as internally developed toolsets, IMR offers a "best of breed" technology solution to clients in several key areas. This broad-based technology strategy reinforces the Company's focus on the successful transition of legacy mainframe systems to new technical environments. The Company conducts continuous personnel training to expand the knowledge base of its employees in these key technological areas.

         ACQUIRE, DEVELOP AND ENHANCE PRODUCTIVITY-ENHANCING SOFTWARE TOOLS. The Company is committed to improving and enhancing its proprietary software engineering methodologies and toolsets. The Company intends to continue to implement this strategy through a combination of strategic acquisitions of technologies or businesses and investment in research and development.

         In May 1998, IMR acquired Lyon Consultants, S.A. This acquisition provided IMR with developed core technologies and in-process research and development in component based architectures. Management believes that component technology will be the dominant development technology over the next several years. The Company intends to develop component-based architectures for companies in its six targeted vertical industries. The Company's development efforts are currently focused on the insurance and utility industries. In addition, the Company continues to enhance its family of transformation toolsets through a combination of licensing agreements and continued investment in research and development. Management believes that this strategy is critical in differentiating the Company from its competitors.

         FOCUS ON FIXED-PRICE, FIXED-TIME FRAME PROJECTS. As a core element of its business philosophy, the Company offers many of its IT services on a fixed-price, fixed-time frame basis. Management believes that effectively structured fixed-price, fixed-time frame projects provide clients with significantly reduced risks while offering the Company the potential benefit of enhanced margins. In order to reduce the risks to the Company, the fixed-time frame component of a project is divided into several phases with frequent deliverables. The Company believes that discrete project phases make it easier for the Company to commit to a fixed price for a project, meet client expectations, maintain high quality and control costs. The Company strives to reduce risks and achieve greater potential profits through shorter development cycles, the implementation of a rigorous change-order management process and the use of global resources. Furthermore, timely reviews of projects and adherence to strict financial management guidelines allow the Company to continually monitor financial performance.

         ATTRACT, TRAIN AND RETAIN HIGHLY SKILLED EMPLOYEES. The future success of the Company's growth strategy will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled IT professionals, particularly project managers, software engineers and other senior technical personnel. To achieve this objective, the Company maintains personnel and programs to seek, hire and train the best available IT professionals and to train these professionals in both current and emerging technologies. The Company believes, that there is significant competition for IT professionals with the advanced technological skills necessary to perform the services offered by the Company. In order to attract, motivate and retain its employees, the Company focuses on its corporate culture, incentive programs, compensation and benefits, and provides a career and education management program to create an individualized structured career growth plan for its employees.

     GROWTH STRATEGIES

         LEVERAGE EXISTING PROJECTS INTO ADDITIONAL OPPORTUNITIES WITH EACH CLIENT. A key element of the Company's long-term growth strategy is the ability to expand the scope of the IT services it provides to each client. By continuously striving to exceed client expectations during the performance of projects, the Company has historically converted projects into additional engagements for the same client. With the addition of new service offerings through acquisitions such as e-business and component-based development, the Company believes it has expanded its opportunity to sell new services to existing clients as well as to generate more opportunities to gain new clients.

         EXPAND GEOGRAPHIC PRESENCE. IMR's business model integrates on-site and off-site resources to enable the on-time delivery of high quality, cost-effective IT solutions. As the Company expands its customer base, it intends to open additional small, regional offices to enable it to sell and support existing and new clients in these geographic areas. In addition, the Company intends to continue to grow geographically through the targeting and acquisition of companies in selected countries in Europe, Asia and South America, where IMR currently does not have a significant geographic presence. In support of this strategy, since the beginning of 1998, IMR has acquired two companies in France, and a company in Canada and Australia.

         PURSUE SELECTIVE STRATEGIC ACQUISITIONS. By strategically acquiring companies with a well established client base fitting the IMR profile (Fortune 500 and comparably sized companies) and significant expertise in new technologies, the Company believes it has created synergistic opportunities to cross sell services to its client base. For example, component development solutions obtained from Lyon Consultants, S.A. have been sold to existing IMR clients in the U.S. and IMR core services have been sold to existing Lyon clients in France.

         DEVELOP EURO CONVERSION SERVICES BUSINESS. On January 1, 1999 the Economic and Monetary Union (EMU) took effect and the euro was introduced as the official single currency of the eleven participating European countries. The establishment of EMU will require organizations worldwide to modify existing software applications in order to accommodate the euro. The Company believes that many organizations will outsource euro conversion projects and that a significant opportunity exists for the Company to increase revenue by offering euro conversion services. The Company has begun to pursue this opportunity by offering euro conversion services to several of its existing European customers and it intends to continue to pursue new customers for its euro conversion services.

THE IMR DELIVERY PROCESS

         IMR's proprietary TSQM process is based in part on software standards published by the Institute of Electrical & Electronic Engineers and the Software Engineering Institute ("SEI") software engineering process models and IS 9001 quality processes. To position itself for future business from companies in the European Community, as well as from international affiliates of its North American customers, IMR's facilities in Bangalore and Mumbai, India, Chesham, England and Belfast, Northern Ireland have achieved IS 9001 certification. IMR is pursuing company-wide IS 9001 and SEI certification.

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

         The responsibilities for completion of each TSQM phase are allocated among an on-site and off-site team to optimize cost savings and accelerate project delivery. The actual tasks allocated to each team member are determined principally by the amount of client interaction required at the client site to complete the project successfully. The front-end phase, which may include business area analysis, development of a technical strategy, requirements definition, requirements analysis, high level design and technical architecture, is completed by the on-site project manager and the project team through interaction with the client. The implementation phase, which may include programming, unit testing and system testing, is largely performed off-site via satellite link. The off-site teams at the Company's U.S., Canadian, European and Australian offices coordinate the efforts of the on-site and off-site teams and monitor and manage the quality of the overall project. Working regular business hours, the on-site and off-site teams together use most hours of the clock to deliver projects in fewer elapsed calendar days. Due to the time differences between India, Australia, Europe and North America, the Company can create a virtual "second shift" for its clients allowing for more rapid completion of projects.

         The Company's off-site software development centers provide significant opportunities to reduce costs and manage the risks of a project. The software development center is often able to use the excess capacity of a client's existing computing facilities during off-peak hours. This allows additional projects to be undertaken without substantial client investment in new hardware and software. The costs of satellite communications and infrastructure acquired by the Company at an off-site center will be spread among multiple-clients and projects. If the scope of a project is unexpectedly expanded, the Company generally is able to draw upon its development centers' resources to increase project personnel. In addition, for larger projects with critically short time frames, the resource availability of an off-site facility allows the Company to overlap various development phases to accelerate delivery time.

SERVICES

         IMR provides a broad range of IT services, including: (a) core transitional outsourcing services which encompass software development, application maintenance and legacy transformation services; (b) e-business solutions and services; (c) Year 2000 conversion, validation and verification services; and (d) programming and consulting services. The Company delivers each of these services independently or as a comprehensive package.

     CORE TRANSITIONAL OUTSOURCING SERVICES

         IMR's core transitional outsourcing services assist clients in the development and maintenance of mainframe-based applications and in the transition from mainframe systems to open architecture, n-tier client/server and other PC-based technologies. IMR's core transitional outsourcing services include:

         SOFTWARE DEVELOPMENT SERVICES. The Company offers three alternatives to assist clients in developing new applications for IBM mainframe platforms, n-tier client/server platforms, Internet and other technologies. The Company's component-based approach can be used to deliver functionality on an accelerated basis for selected platforms:

     o fixed-price software development in which the Company assumes total responsibility and accountability for delivery of systems on-time and within budget;

     o cooperative development in which the Company's consultants work side-by-side and share responsibility for completion of a project with in-house IT personnel to complete full life cycle development projects, or

     o system evolution services, in which mainframe systems are re-developed into new systems using component-based development techniques and technologies, components harvested from legacy applications using legacy transformation technologies and the Company's proprietary Information Systems Evolution Methodology (ISEM(sm)).

         In each case, the Company uses its TSQM software engineering process, its on-site/off-site delivery model and satellite communications to deliver these projects.

         APPLICATION MAINTENANCE SERVICES. The Company has four distinct processes for its application maintenance services. Corrective, Adaptive, Perfective and Preventive. CORRECTIVE MAINTENANCE requires software failures to be diagnosed and fixed as they occur. These failures can directly affect business operations and require the highest level of support. Quick fixes and poor documentation result in increased code complexity and increased future maintenance costs. ADAPTIVE MAINTENANCE requires modification of software to support changing business requirements or to operate in changing technical environments. This maintenance includes user enhancements, operating system upgrades and other outside improvements to technical environments. Enhancement backlogs are the biggest source of concern for IT management. PERFECTIVE MAINTENANCE involves modifications to application systems to improve performance or maintainability, without changing basic system functionality. PREVENTIVE MAINTENANCE identifies and eliminates the maintenance problem that creates the need for corrective maintenance and therefore reduces the need for future corrective maintenance. Year 2000 compliance services are a form of preventive maintenance.

         By assuming the responsibility for maintenance of selected application systems, the Company is able to introduce process enhancements that improve service levels to users requesting modifications and on-going support. By using a variation of the on-site, off-site delivery model, the Company provides 24-hour, 7-day production and emergency support. On-site team members who provide application maintenance services at the client's facility remain on call after hours in the event of an emergency request. They are then able to deal with after hours emergency issues themselves through a remote connection from their home or direct the off-site team to resolve the issue using the satellite links. The on-site team also interacts with business users to establish and clarify requirements. Routine application maintenance services, including modifications, enhancements and documentation, are completed utilizing satellite telecommunications and the resources of the Company's off-site software development centers.

         LEGACY TRANSFORMATION SERVICES. The Company has developed its proprietary ISEM methodology, a broad-based strategy for deploying new technologies and managing the successful integration of mainframe systems with new technologies, including n-tier client/server and Internet/e-commerce applications. Alternatives include: application systems re-development using component-based technologies; "web enabling" mainframe applications using Internet/intranet technologies; and tool-enabled re-engineering of mainframe systems, in which the systems are migrated to open systems platforms and n-tier client/server architectures. The Company's TRANSFORM series of re-engineering tools automate many of the processes required to implement legacy transformation solutions, thereby substantially reducing the time and cost to perform these services. These "productivity tools" enable the Company to perform source code analyses, redesign target databases and convert certain programming languages.

         E-BUSINESS SOLUTIONS SERVICES. IMR helps clients design and implement business process improvements, workflow improvements, Internet strategies, manage web content and provide new process training, both within the organization and across their trading partners. Senior e-business consultants from IMR assist clients in e-business orientation and education, opportunity identification, business process assessment, assessment of technology infrastructure, strategy formulation and often, channel alignment/realignment, resulting in a competitive e-business model for the client. IMR's technical consulting staff concurrently design, develop and implement the underlying technologies supporting the e-business initiative, using state-of-the market development technologies as defined by the client's integration requirements. Integration of existing systems with new media applications provides the necessary linkages to support the newly defined business process and workflows. The scope of e-business projects include: web retailing, client extranets, online service centers, supply chain optimization, EDI interface, corporate intranets, back office integration, sales force extranets and knowledge base management.

     YEAR 2000 SERVICES

         The Company uses its CC-PAC(R) methodology to provide cost-effective services related to the Year 2000 problem. The CC-PAC methodology defines the methods for performing Year 2000 conversion services through five separate phases: analysis, planning, conversion, testing and implementation. The CC-PAC methodology, together with the Company's proprietary Year 2000 toolset, TRANSFORM2000(R), and a rigorous process approach form the Company's strategy to resolving millennium problems. The Company also provides Year 2000 independent verification and validation services to selected clients.

     PROGRAMMING AND CONSULTING SERVICES

         The Company also provides programming and consulting services at client sites on an "as-needed" basis. The Company's programming consultants are typically engaged on a time-and-materials basis to assist on-site with the analysis, design and development of software applications and to augment the client's internal IT staff. In contrast to its core transitional outsourcing services, professional programming services typically involve the performance of discrete tasks at the specific direction of the client. In addition to staffing the client's short-term needs, the Company's objective is to leverage professional staffing engagements to develop an understanding of the client's business and IT systems needs and positioning itself to provide further consulting and outsourcing services. The Company does not generally accept professional staffing service engagements of less than six months.

CLIENTS AND REPRESENTATIVE PROJECTS

         The Company provides services to large businesses, primarily Fortune 500 and comparably sized companies with intensive information processing needs. To date, the Company's marketing efforts have been directed to clients on the basis of IT needs rather than industry group. Beginning in 1998, the Company began to redirect its marketing efforts to key vertical markets including insurance, utilities, financial services, healthcare, retail and manufacturing. Companies and clients in these industries have historically provided the greater source of business opportunities for the Company.

SOFTWARE DEVELOPMENT SERVICES:                  COMPONENT BASED DEVELOPMENT SOLUTIONS:
------------------------------                  --------------------------------------
Dunn & Bradstreet, Inc.                         Reliastar Life Insurance Company
EBSCO Industries, Inc.                          New West Energy Corporation
Ford Motor Company                              Banque de France
NOVUS Services, Inc.                            Saur S.A.
Whitbread Plc                                   National Savings Bank Plc
Winn Dixie Stores, Inc.

APPLICATION MAINTENANCE SERVICES:               APPLICATION TRANSFORMATION SERVICES:
---------------------------------               ------------------------------------
Dayton Hudson Corporation                       Fingerhut
Michelin North America, Inc.                    General Reinsurance
Southern California Edison                      Michelin North America, Inc.
SPS Payment Systems, Inc.                       Reliastar Life Insurance Company
Whitbread Plc                                   SPS Payment Systems, Inc.

YEAR 2000 CONVERSION SERVICES:                  PROGRAMMING & CONSULTING SERVICES:
------------------------------                  ----------------------------------
American Greetings Corp.                        Dayton Hudson Corporation
AON/Combined Insurance                          NOVUS Services, Inc.
Commercial Union Insurance Companies            J.C. Penney
John Hancock Financial Services                 John Hancock Financial Services
Mutual of Omaha Insurance Company               Xerox Corporation
PACCAR, Inc.

         During the year ended December 31, 1998, the Company's top five clients accounted for approximately 30.6% of total revenue. Michelin North America, Inc. represented approximately 10.4% of total revenue. During the year ended December 31, 1997, the Company's top five clients accounted for approximately 35.4% of total revenue. NOVUS Services, Inc. (formerly known as Discover Card Services, Inc.) and SPS Payment Systems, Inc., which were formerly affiliated companies, together accounted for approximately 9.1% of total revenue. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use the Company's services in a subsequent year.

SALES AND MARKETING

         The Company markets and sells its services directly through its professional staff and senior management operating out of its U.S. headquarters in Clearwater, Florida, its regional offices in Boston, Chicago, Dallas, London, Paris, Sydney and Toronto and its sales branch offices located in Atlanta, Minneapolis, Rochester, Los Angeles, New York, Detroit, Seattle, Washington, D.C., Montreal, Quebec City, Winnipeg, Calgary, Vancouver, Luxembourg and Frankfort (Germany). The Company focuses its marketing efforts on large corporations, within targeted vertical industries, that have significant IT budgets and recurring staffing or software development needs. Marketing personnel identify prospects and opportunities and enter the prospects into a prospect/client database, which is consistently maintained and updated. Direct sales representatives utilize the database records to initiate the sales cycle from prospect qualification to close. As a result of this marketing system, the Company prequalifies sales opportunities, and direct sales representatives are able to minimize the time spent on prospect qualification.

         Marketing programs include direct mail campaigns, advertising, seminars, conferences and other activities intended to generate and maintain an interest in the Company's services. The sales executive and technical support team define the scope, deliverables, assumptions and execution strategies for a proposed project, develop project estimates, prepare pricing, margin analyses, cash flow and finalize sales proposals. Management reviews and approves the proposal, and the sales staff presents the proposal to the client. Sales personnel remain actively involved in the project through the execution phase.

         As IMR pursues expansion in Europe and Asia, the Company will consider establishing branch sales offices to pursue business opportunities in those regions, although no assurance can be given that the Company will ultimately select these locations for future expansion or that it will be able to successfully establish branch offices there.

INTELLECTUAL PROPERTY

         The Company's business includes the development of software applications and other deliverables including written specifications and documentation in connection with specific client engagements. Ownership of software and associated deliverables created for clients is generally retained by or assigned to the client, and the Company does not retain an interest in such software or deliverables. The Company also develops object-oriented software components and libraries that can be reused in application software development, as well as certain software toolsets and proprietary methodologies. Many of the Company's software components, libraries, toolsets and methodologies are developed in India and France and used in the U.S., the U.K., France, Canada, Australia and India. Under an agreement between the Company and its majority-owned subsidiary, IMRglobal Ltd. ("IMR-India") the Company owns these components, libraries, toolsets and methodologies. Finally, the Company maintains trademarks and service marks to identify its various service offerings. In order to protect its proprietary rights in these various intellectual properties, the Company relies upon a combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures. The U.K., France, Canada, India and Australia are members of the Berne Convention, an international treaty. As members of the Berne Convention, the governments of the U.K., France, Canada, India and Australia have agreed to extend copyright protection under their domestic laws to foreign works, including works created or produced in the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S., the

U.K., France, Canada, Australia and India are adequate to protect it from misappropriation or unauthorized use of its copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of the U.K., France, Canada, Australia or India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets among India, the U.S., the U.K., France, Canada and Australia. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. The Company presently holds no patents or registered copyrights. The Company expects that the risk of infringement claims against the Company will increase if more of the Company's competitors are able to successfully obtain patents for software products and processes.

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

COMPETITION

         The IT services market is highly competitive and is served by numerous national, regional and local firms. The Company's clients generally consist of large corporations principally in the insurance, utilities, financial services, healthcare, retail/wholesale and distribution and manufacturing industries, and many of the Company's competitors are aggressively pursuing business from those entities. In addition to in-house MIS departments, market participants include systems consulting and integration firms, professional services companies, applications software firms, temporary employment agencies, professional services divisions of large integrated manufacturing and other companies (such as IBM), facilities management and outsourcing companies, accounting and business consulting firms and related entities.

         The Company believes that many of its principal competitors have significantly greater financial, technical and market resources and generate greater revenue than it has. The Company competes by offering a successful services delivery model, excellent referral base and continued focus on responsiveness to customer needs, quality of services, competitive prices, project management capabilities and technical expertise.

HUMAN RESOURCES

         As of March 12, 1999, the Company had approximately 2,500 employees, including approximately 1,300 persons in its U.S., U.K., France, Canada and Australian headquarters and branch offices and approximately 1,200 in its software development centers in India and Northern Ireland. Additionally, as of March 12, 1999, the Company had approximately 200 independent contractors performing various services. None of the Company's employees are subject to a collective bargaining arrangement, except approximately 200 employees in France.

         As of March 12, 1999, approximately 400 of the Company's U.S. employees were working under the H-1B, non-immigration work permitted visa classification, which the Company processed for those employees through the U.S. Immigration and Naturalization Service. The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions which require an education at least equal to a U.S. Baccalaureate Degree in specialty occupations such as software systems engineering and systems analysis. The H-1B vias usually permits an individual to work and live in the U.S. for a period of up to six years. There is a limitation the number of H-1B petitions that the INS may approve in any government fiscal year. During May 1998 this limit was reached and H-1B visas were not approved through October 1998. Subsequently, the U.S. government increased the annual limitation of H-1B visas. In years in which the limit is reached, the Company may be unable to obtain H-1B visas necessary to bring critical foreign employees to the U.S. The Company also processes immigrant visas for lawful permanent residency (evidenced by a card commonly referred to as the "green card") for employees to fill positions for which there are no able, willing and qualified U.S. workers available to fill the position. Compliance with existing U.S. immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the U.S. could require the Company to incur additional unexpected labor costs and expenses.

         The Company believes that there is a shortage of, and significant competition for, IT professionals and that its future success will depend in large part upon its ability to attract, train, motivate and retain highly skilled employees with the advanced technical skills necessary to perform the services offered by the Company. The Company has active recruitment programs in North America, Europe, Australia, India and certain other countries and has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. The Company also has adopted a career and education management program working with employees to define their objectives and career plans. Through an intensive orientation and training program, the Company introduces new employees for the TSQM software engineering process and the Company's services.

ITEM 2. PROPERTIES

         The following table sets forth a description of the Company's principal facilities:

           Location               Square Feet (Approx.)        Lease Expiration Date                    Function
------------------------------    -------------------------    --------------------------    -----------------------------
Clearwater, Florida               22,500 sq. ft.               July 1999                     Corporate headquarters
Chesham, England                  12,500 sq. ft.               March 2013                    U.K. headquarters
Bangalore, India                  66,000 sq. ft.               June 2000(1)                  Software development facility
Belfast, Northern Ireland         14,500 sq. ft.               September 2002(1)             Software development facility
Mumbai, India                     28,000 sq. ft.               (2)                           Software development facility
New Delhi, India                  28,000 sq. ft.               (3)                           Software development facility
Paris, France                     18,900 sq. ft.               May 2005(1)                   France headquarters
Sidney, Australia                  6,800 sq. ft.               April 1999(1)                 Australia headquarters
Toronto, Ontario                   6,300 sq. ft.               October 2002(1)               Canada headquarters
Tampa, Florida                    20,000 sq. ft.               January 2004                  EC headquarters

------------
(1) These leases contain options to extend for an additional five years.
(2) The building at the Company's software development facility in Mumbai is owned by the Company and the land is leased through March 2096.
(3) The land and building in New Delhi are owned by the Company. Significant renovations are required to occupy this building.

         In addition, the Company leases branch offices in Boston, Chicago, Dallas, Atlanta, Minneapolis, Washington, D.C., Rochester, Los Angeles, Detroit, Seattle, New York, Montreal, Quebec City, Calgary, Vancouver, Luxembourg and Frankfort, which are used primarily for sales and marketing purposes.

         The Company believes that its facilities are near full utilization with the exception of the New Delhi facility described above.

         In 1998, the Company purchased approximately 15 acres in Clearwater, Florida for the purpose of constructing a headquarters complex. Construction commenced on a 50,000 square foot Headquarters Building that is scheduled for completion in July 1999. A second 80,000 square foot building is scheduled for completion in January 2000. The headquarters complex will house personnel currently occupying leased space in Clearwater and Tampa. In addition, the second building will house the entire research and development team that is currently housed in Clearwater, France, Australia and India. The property has room for two additional buildings and a parking garage if further development is needed.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of the Company is traded on the Nasdaq Stock Market(sm) under the symbol "IMRS." The common stock commenced trading on Nasdaq on November 8, 1996 in connection with the underwritten initial public offering of shares of common stock at an initial price to the public of $6.22 per share.

         Set forth below are the high and low sales prices for shares of the common stock for the periods indicated. Share prices have been adjusted to reflect three-for-two stock splits in the form of a stock dividend in July 1997 and April 1998.

            Fiscal Period Ended                  High                      Low
         ------------------------               ------                   ------
         1997:
            March 31, 1997                      $12.00                    $5.00
            June 30, 1997                       $20.39                    $6.78
            September 30, 1997                  $25.25                   $17.95
            December 31, 1997                   $25.33                   $13.00

         1998:
            March 31, 1998                      $39.50                   $19.08
            June 30, 1998                       $42.17                   $20.00
            September 30, 1998                  $35.38                   $18.63
            December 31, 1998                   $30.38                   $16.63

         The number of shareholders of record of the common stock as of March 12, 1999, was 146 based on transfer agent reports.

         The Company did not declare any cash dividends in 1998 or 1997 and does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

   RECENT SALES OF UNREGISTERED SECURITIES

         On January 8, 1999, IMR issued to the former shareholders of Atechsys, S.A. 720,000 shares of common stock based on a price of $28.75 per share, in connection with IMR's acquisition of Atechsys. The issuance was exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Regulations promulgated thereunder.

         On January 15, 1999, IMR issued to the former shareholders of ECWerks, Inc. 163,054 shares of common stock based on a price of $29.50 per share, in connection with IMR's acquisition of ECWerks. The issuance was exempt from registration under the Securities Act pursuant to [Regulation D] promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data has been derived from the Company's consolidated financial statements. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes.

                                                                             Year Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                     1998(1)         1997(2)           1996            1995             1994
                                                  -------------    ------------    -------------   -------------    ------------
                                                                      (In thousands, except per share data)
CONSOLIDATED BALANCE SHEET DATA:
Working Capital ................................. $     120,896    $     95,982    $      30,728   $       2,355    $      (340)
Total assets ....................................       217,689         135,353           48,953           8,666           7,099
Long-term debt, net of current portion ..........           653             885                -           1,184           2,153
Shareholders' equity ............................       173,099         113,207           40,356           2,708             264
Shares outstanding at year-end ..................        29,672          25,651           21,710          20,377          20,377

CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue .........................................       158,252          83,550           27,948          22,700          14,102
Gross profit ....................................        75,913          37,591           12,290           9,229           5,439
Income from operations ..........................        26,958          15,603            4,684           3,508             829
Net income ......................................        18,909          11,895            2,588           2,517             814
Pro forma net income (3).........................             -               -            2,545           1,612               -
Diluted earnings per share ......................          0.50            0.35             0.10               -               -
Pro forma net income per share(3)................             -               -             0.10            0.05               -
Cash dividends (4)...............................             -               -            1,623               -               -
Cash dividends per share (3).....................             -               -             0.06               -               -

Weighted average common stock and
   common stock equivalent
   outstanding (3)...............................        37,573          34,467           26,371          30,831               -

(1) Consolidated Balance Sheet Data at, and Consolidated Statement of Income Data for the year ended, December 31, 1998 give effect to the Company's acquisition of Lyon Consultants, S.A., RHO Transformational Technologies Pty. Limited and Visual Systems Development Corporation. Revenue for the year ended December 31, 1998 attributable to these acquisitions was $18.4 million.

(2) Consolidated Balance Sheet Data at, and Consolidated Statement of Income Data for the year ended, December 31, 1997 give effect to the Company's acquisition of Link Group Holdings Limited in January 1997. Revenue for the year ended December 31, 1997 attributable to this acquisition was $18.0 million.

(3) Pro forma net income and net income per share give effect to the Company's conversion from an S corporation to a C corporation for U.S. federal and state income tax purposes. As an S corporation, the Company was not subject to income taxes but instead passed its tax attributes through to its shareholders. As a C corporation, the Company is subject to income taxes at corporate income tax rates. The pro forma data above presents net income and net income per share as if the Company had been subject to C corporation income taxes for the years ended December 31, 1996 and 1995. Pro forma data has not been calculated for years prior to 1995.

(4) All cash dividends were Subchapter S distributions. Cash dividends are not anticipated in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        IMR provides application software outsourcing solutions for the IT departments of large businesses with intensive information processing needs. The Company's services, which generally are offered on a fixed-price, fixed time-frame basis, include core transitional outsourcing services (software development, legacy maintenance and legacy transformation) and Year 2000 conversion services. In addition, the Company offers programming and consulting services on a time-and-materials basis.

        Revenue from services provided on a fixed-price basis are recognized using the percentage of completion method. Revenue from services provided on a time-and-materials basis is recognized in the period that the services are provided. The Company bears the risk of cost over-runs and inflation with respect to its fixed-price projects. In order to mitigate these risks, the Company subdivides its projects into smaller phases, and the Company generally reserves the right to renegotiate fixed-price and fixed-time frame commitments in the event of any change in scope. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price, fixed-time frame projects, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates and by inflationary increases in such costs. Although from time to time the Company has been required to make revisions to its work completion estimates, to date none of such revisions, in the aggregate, have had a material adverse effect on the Company's operating results or financial condition in any reporting period.

RECENT TRANSACTIONS

        LYON CONSULTANTS, S.A.

        On May 15, 1998, the Company acquired 100% of the outstanding stock of Lyon Consultants, S.A., a privately held software engineering company headquartered in Paris, France. Lyon specializes in rapid software application development, utilizing reusable business and technical software objects, and information technology consulting. In exchange for Lyon's common stock, Lyon's shareholders received $16.0 million in cash and 499,353 shares of the Company's common stock. In addition, $700,000 in cash and 32,503 shares of the Company's common stock are payable to Lyon's former shareholders one year from closing. The Lyon acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) is being amortized over 20 years.

        The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. In connection with the Lyon acquisition, the Company retained an independent appraiser to complete a valuation of the assets of Lyon, including valuation of certain in-process research and development (IPRD). The Company recorded a $15.4 million charge for IPRD in the second quarter of 1998. Subsequent to this charge, the staff of the Securities and Exchange Commission (the

"Staff") issued a letter to the American Institute of Certified Public Accountants dated September 1998 ("AICPA letter") providing interpretive guidance relating to IPRD. After consideration of the guidance provided in the AICPA letter, the Company reduced the amount charged to IPRD in the second quarter by $7.2 million to $8.2 million. The $7.2 million reduction has been allocated to goodwill and will be amortized over 20 years.

        The Company identified five project categories for which technological feasibility had not been achieved as of the acquisition date and for which there was no alternative future use. Lyon's base of technology at the date of acquisition consisted of components based architecture. The project categories are: (a) LC Ready-Banking; (b) LC Ready-Insurance; (c) LC Ready-Manufacturing;
(d) LC Ready-Utilities and (e) Other European modules.

        The value associated with these projects was determined using a discounted cashflow model with a risk adjusted discount rate of 25%. The model reflects revenue to be generated beginning in 1999 and continuing through 2006 for all projects. The appraisal assumed no significant changes from the Company's historical pricing, margins and expense levels. The valuation also incorporated a stage of completion methodology where the value was adjusted based on the technology's percentage of completion.

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

        The schedule below details the status of each project as of the acquisition date and its appraised in-process research and development value (dollar amounts in thousands):

                                                                         Percentage Complete
                                                    --------------------------------------------------------------------------------
                          Pre        Estimated
                      Acquisition    Completion      Time         Labor         Cost      Complexity      Overall         IPRD
      Project            Costs          Date         Based        Based        Based         Based      Conclusion        Value
--------------------  ------------   ----------     -------     --------     --------     ----------    ----------    -------------
LC Ready-
Banking.............  $        952    Sep 1999        51%          48%          46%           65%           50%       $       1,600

LC Ready-
Insurance...........  $      1,223    Sep 1999        58%          55%          52%           60%           55%               3,400

LC Ready-
Manufacturing.......  $        629    Dec 1999        48%          31%          28%           55%           40%               1,300

LC Ready-
Utilities...........  $        419    Dec 1999        19%          20%          20%           50%           20%               1,100

Other
European ...........  $      1,471    Mar 1999         -           57%          53%           70%           55%                 800
                                                                                                                      -------------
   Total                                                                                                              $       8,200
                                                                                                                      =============

        As of the date of the valuation, the expected cost of the development project was approximately $7.0 million. The above estimates are continually modified as each of the projects approach completion.

        If the projects discussed above are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Management believes that the restated in-process research and development charge of $8.2 million is valued consistently with the Staff's current views regarding valuation methodologies. There can be no assurances, however, that the Staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

     RHO TRANSFORMATIONAL TECHNOLOGIES PTY. LIMITED

        On June 30, 1998, the Company acquired 100% of the outstanding stock of RHO Transformational Technologies Pty. Limited, a privately held software services and engineering company headquartered in Sydney, Australia. RHO specializes in software application conversion and maintenance services, using proprietary tools. In exchange for RHO's common stock, RHO's shareholders received 285,000 shares of the Company's common stock. The RHO acquisition is accounted for as a pooling-of-interests combination pursuant to the provisions of APB Opinion No. 16. Current year financial statements have been restated to give affect to the business combination. Prior year financial statements have not been restated to give affect to the business combination as the financial position and results of operations are not material to the Company's financial statements. Costs of approximately $145,000 related to the acquisition have been charged to acquisition costs and included in the statements of operations.

     VISUAL SYSTEMS DEVELOPMENT CORPORATION

        On October 2, 1998, the Company acquired 100% of the outstanding stock of Visual Systems Development Corporation, an information technology company based in Toronto, Canada which specializes in client/server and Internet application development. In exchange for Visual's common stock, Visual's shareholders received $5.5 million in cash and 400,000 shares of the Company's common stock. Additional payments of up to $3.5 million in the form of the Company's common stock are payable if Visual achieves certain specified financial and business objectives. The acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) is being amortized over 20 years.

INCOME TAX MATTERS

        IMR-India is eligible for certain favorable tax provisions provided under the Indian Income-Tax Act, 1961 including: (a) an exemption from payment of corporate income taxes for a period of five consecutive years in the first eight years of operation (the "Tax Holiday"); or (b) an exemption from income taxes on the profits derived from exporting computer software or transmitting software from India (the "Export Exemption"). The Export Exemption remains available after expiration of the Tax Holiday. The Company considers these earnings to be permanently invested in India and does not anticipate repatriating any of these earnings to the U.S. If the Company determines to repatriate any earnings of IMR-India, it will be required to record a provision for income taxes on such amounts and, upon repatriation of the funds, pay U.S. taxes thereon. See Note 11 of Notes to Consolidated Financial Statements.

        As a result of the favorable tax positions, the effective tax rate for the Company's India operations has been less than 5% for 1998, 1997 and 1996. Recent legislation in India indicate that these favorable tax positions will continue in the near future. However, there can be no assurance that the Indian government will not significantly modify or eliminate these favorable tax provisions.

     RESULTS OF OPERATIONS

        The following table summarizes for the years indicated, certain items from the Company's statements of income expressed as a percentage of revenue and percentage change in the dollar amount of such items compared to the prior year.

                                                    Percentage of Revenue                        Percentage Increase
                                                   Year ended December 31,                           Year to Year
                                        ---------------------------------------------    ------------------------------------
                                            1998            1997            1996            1997-1998           1996-1997
                                        ------------    ------------    -------------    ---------------    -----------------
Revenue.............................       100.0%          100.0%           100.0%              89.4%               198.9%
Cost of revenue.....................        52.0            55.0             56.0               79.2                193.5
                                           -----           -----            -----

Gross profit........................        48.0            45.0             44.0              101.9                205.9
Selling, general and
   administrative expenses.........         20.4            23.9             26.9               61.9                178.0
Research and development............         4.0             1.1                -              579.8                    -
Acquired in-process research
   and development and
   acquisition costs................         5.3               -                -              100.0                    -
Goodwill amortization..............          1.3             1.3              0.3               84.7              1,023.0
                                           -----           -----            -----

Income from operations..............        17.0            18.7             16.8               72.8                233.1
Other income, net...................         2.8             2.1              0.1              147.1              4,962.9
                                           -----           -----            -----
Income before provision for
   income taxes and minority
   interest.........................        19.8%           20.8%            16.9%              80.4%               268.2%
                                           =====           =====            =====

         During the years ended December 31, 1998 and 1997, the Company experienced a high level of revenue growth which is summarized as follows:

                                                                            1997-1998         1996-1997
                                                                            ---------         ---------
Percentage increase of revenue
   Acquisitions.........................................................       22.1%              65.2%
   Year 2000 revenue....................................................       37.0%             108.7%
   Transitional outsourcing revenue and other service offerings.........       30.3%              25.0%
                                                                               ----              -----

                                                                               89.4%             198.9%
                                                                               ====              =====

         IMR expects Year 2000 revenue to decrease during 1999 as many Year 2000 compliance solutions are implemented and tested.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUE. Revenue increased to $158.3 million in 1998, representing an 89.4% increase over revenue of $83.6 million in 1997. Of this increase, approximately $18.4 million was attributable to the acquisition of Lyon Consultants, S.A., RHO Transformational Technologies Pty. Limited and Visual Systems Development Corporation. The remaining $56.3 million was primarily the result of increases in the Company's transitional outsourcing and Year 2000 service offerings. Revenue from the Company's Year 2000 conversion services increased to $77.2 million during 1998 (including $1.8 million of revenue realized from acquisitions) as compared to revenue of $44.5 million in 1997. Revenue from the Company's core transitional outsourcing services (software development, legacy maintenance and legacy transformation services) increased to $66.9 million during 1998 (including $16.9 million of revenue realized from acquisitions) compared to $29.4 million in 1997. Revenue from professional services was $14.1 for 1998 (including $906,000 of revenue realized from acquisitions) as compared to revenue of $9.6 million in 1997. Management believes that future revenue growth will be more dependent on acquisitions.

         COST OF REVENUE. Cost of revenue was $82.3 million, or 52.0% of revenue for 1998, as compared to $46.0 million, or 55.0% of revenue, for 1997. Cost of revenue consists primarily of salaries and employee benefits for personnel dedicated to client projects as well as facility costs at the India and Northern Ireland software development facilities. The decrease in cost of revenue as a percentage of revenue reflects: (a) productivity gains from the Company's Year 2000 and other transformational toolsets; (b) a 17.8% devaluation of the Indian Rupee since September 1997 which resulted in reduced costs at the Company's Indian software development centers; and (c) improved utilization of software development personnel in India and Northern Ireland. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMR has operations (excluding foreign exchange fluctuations), and the Company anticipates that this trend will continue in the near term. The Company has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that the Company will be able to continue to increase prices to its customers to offset future wage increases.

         GROSS PROFIT. Gross profit increased to $75.9 million in 1998 compared to $37.6 in the prior comparable period. The Company's gross profit margin, as a percentage of revenue, increased to 48.0% in 1998 compared to 45.0% in 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $32.3 million in 1998, as compared to $19.9 million in 1997. SG&A expenses consist primarily of salaries, employee benefits, travel, promotion, telecommunications and occupancy costs. As a percentage of revenue, SG&A expenses decreased to 20.4% in 1998 as compared to 23.9% for 1997. The decrease as a percentage of revenue occurred due to the rapid increase in revenue in 1998 compared to a lesser rate of increase in SG&A expense during the same period. The dollar increase in SG&A expenses is attributable to the Lyon, RHO and Visual acquisitions, the addition of sales offices, expansion of sales personnel, expansion of the Company's delivery capacity, regionalization of operations and increases in costs related to expanding the Company's general support staff. The Company is aggressively expanding its sales force and marketing efforts which will generate higher SG&A in the near term. Management does not anticipate SG&A decreasing further as a percentage of revenue.

         RESEARCH AND DEVELOPMENT. Research and development costs increased to $6.2 million in 1998 compared to $919,000 in 1997. The increase in dollars is attributable to: (a) the acquisition of Lyon and the continued development of Lyon's component technology; (b) the modification of component technology for certain targeted industries; and (c) the expansion of efforts to develop and enhance IMR's transformation toolsets.

         GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $2.1 million for 1998 from approximately $1.1 million for 1997. This increase primarily reflects the amortization of goodwill resulting from the Company's acquisitions of Lyon and Visual.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $8.2 million of the acquired intangible assets was acquired IPRD that had not yet reached technological feasibility and had no alternative future use (See Note 2 of Notes to the Consolidated Financial Statements). To determine the value of the IPRD, the Company's appraisal considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, discounted cash flow and associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. These analyses result in amounts assigned to the cost of in-process research and development for projects that had not yet reached technological feasibility and had no alternative future uses. Accordingly, the acquired IPRD was charged to expense by the Company in its quarter ended June 30, 1998. In addition, the Company recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition. There was no acquired IPRD or acquisition costs in 1997.

         INCOME FROM OPERATIONS. Operating income for 1998 was $27.0 million compared to $15.6 million in 1997, representing a 72.8% increase. As a percentage of revenue, income from operations was 17.0% in 1998 compared to 18.7% in 1997. The percentage decrease is the result of one-time charges totaling $8.3 million related to acquired IPRD and RHO acquisition costs.

         OTHER INCOME (EXPENSE). The Company realized net other income of approximately $4.4 million in 1998 compared to net other income of approximately $1.8 million in 1997. In 1998 the Company recognized approximately $4.6 million in investment income primarily from the investment of the remaining net proceeds from its public offering in August 1997 and incurred approximately $212,000 of interest expense related to credit facilities in India and Australia. During 1997, the Company recognized approximately $2.0 million in investment income primarily from the investment of remaining net proceeds from its public offerings in November 1996 and August 1997, and incurred approximately $175,000 of interest expense primarily for credit facilities in place in India and the U.K.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $12.4 million for 1998 from approximately $5.4 million in 1997. This increase is primarily due to increased earnings. The effective tax rate excluding one-time charges for IPRD and acquisition costs is 31.2% in 1998 compared to 31.3% for 1997. IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S.
federal and state income tax has been provided thereon.

         NET INCOME. Net income increased 59.0% to $18.9 million in 1998 from $11.9 million in 1997. As a percentage of revenue, net income was 11.9% and 14.2% for 1998 and 1997, respectively. This decrease as a percentage of revenue was attributable to one-time charges for IPRD and acquisition costs.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUE. Revenue increased to $83.6 million in 1997, representing a
198.9 % increase over revenue of $27.9 million in 1996. Of this increase, approximately $18.0 million is attributable to the acquisition of IMR-U.K. The remaining $37.4 million of this increase in revenue was primarily attributable to the continued expansion of Year 2000 conversion services. Revenue from the Company's Year 2000 conversion services increased to $44.5 million during 1997 as compared to revenue of $7.5 million for 1996. Revenue from the Company's core transitional outsourcing services was $29.4 million in 1997 as compared to $16.3 million for 1996. Revenue from professional services was $9.6 million for 1997 as compared to revenue of $4.1 million for 1996.

         COST OF REVENUE. Cost of revenue was $46.0 million, or 55.0% of revenue for 1997, as compared to $15.7 million, or 56.0% of revenue, for 1996. Cost of revenue consists primarily of salaries and employee benefits for personnel dedicated to client projects as well as amortization of capitalized software costs and facility costs at the India and Northern Ireland software development facilities. The decrease in cost of revenue as a percentage of revenue reflects:
(a) the Company's implementation of better controls over project pricing and margins; (b) a lower percentage of application maintenance service projects in 1997, as compared to 1996, which carry slightly lower margins than contracts for the Company's other core transitional outsourcing services and Year 2000 services; and (c) improved utilization of software development personnel in India. This improved utilization reflected the benefits associated with expansion and training of the Company's India-based personnel. Wage costs continue to increase at a greater rate than inflation in each of the countries in which IMR has operations, and the Company anticipates that this trend will continue in the near term. The Company generally has been able to offset these wage increases to date through increases in prices for its service offerings. However, there can be no assurance that in the future the Company will be able to increase its prices in amounts adequate to offset future wage increases.

         GROSS PROFIT. Gross profit increased to $37.6 million in 1997 compared to $12.3 million in the prior comparable period. As a percentage of revenue, gross profit increased to 45.0% in 1997 as compared to 44.0% in 1996. The Company's gross profit margin increased for both its U.S. and its India operations. However, reduced gross profit margins for IMR-U.K. and IMR-Northern Ireland partially offset this increase. IMR-U.K. derives a substantial portion of its revenue from professional services which generally result in lower profit margins. IMR-Northern Ireland experienced lower gross profit during the start-up phase of its operations (which began in July 1997) as the Company hired and trained its workforce at that location.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $19.9 million in 1997, as compared to $7.5 million for 1996. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, telecommunications and occupancy costs. As a percentage of revenue, selling, general and administrative expenses decreased to 23.9% in 1997 as compared to 26.9% for 1996. While selling, general and administrative expenses decreased as a percentage of revenue, the dollar volume increase was attributable primarily to selling, general and administrative expenses incurred by IMR-U.K., expansion of domestic offices, additional costs associated with reporting and accounting responsibilities as a public company, and increases in costs related to expanding the Company's administrative support staff.

         GOODWILL AMORTIZATION. Goodwill amortization increased to approximately $1.1 million for 1997 from approximately $100,000 for the year 1996. This increase reflects the goodwill resulting from the Company's acquisition of 64.0% of IMR-India in the second half of 1996 and the 1997 acquisitions of IMR-U.K. and IMR-Northern Ireland.

         INCOME FROM OPERATIONS. Operating income for 1997 was $15.6 million compared to $4.7 million in 1996, representing a 233.1% increase. As a percentage of revenue, income from operations increased to 18.7% in 1997 compared to 16.8% in 1996, primarily due to revenue increasing more rapidly than operating expenses.

         OTHER INCOME (EXPENSE). The Company realized net other income of approximately $1.8 million in 1997 as compared to net other income of approximately $35,000 in 1996. Other income in 1996 included income related to the Company's equity investment in IMR-U.K. of approximately $83,000; interest and other income of approximately $253,000 offset by approximately $301,000 of interest expense. During 1997, the Company recognized approximately $2.0 million in investment income primarily from the investment of remaining net proceeds from its public offerings in November 1996 and August 1997, and incurred approximately $175,000 of interest expense primarily for credit facilities in place in India and the U.K.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $5.4 million for 1997 from approximately $1.4 million for 1996. This represents an effective tax rate of 31.3% and 29.7% for 1997 and 1996, respectively. IMR has not recorded deferred income taxes applicable to undistributed earnings of IMR-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax has been provided thereon.

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

         NET INCOME. Net income increased 359.6% to $11.9 million in 1997 from $2.6 million in 1996. This expansion was attributable to the 198.9% revenue growth rate and increases in profitability.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 1997 and ending December 31, 1998. The information relating to the quarters beginning January 1, 1997 and ending on December 31, 1998 is derived from and is qualified by reference to the audited Consolidated Financial Statements appearing elsewhere in this document and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                  Quarter Ended
                    ----------------------------------------------------------------------------------------------------------
                                            1998                                                  1997
                    ----------------------------------------------------  ----------------------------------------------------
                      Dec. 31      Sept. 30      June 30      March 31      Dec. 31       Sept 30       June 30     March 31
                    -----------  ------------  -----------  ------------  -----------  ------------  ------------  -----------
                                                      (In thousands, except per share data)
Revenue...........    $46,655      $42,013       $37,257      $32,327       $27,392       $23,044       $18,767      $14,347
Gross profit......     22,970       20,768        17,269       14,906        12,459        10,431         8,396        6,305
Income (loss) from
   operations.....     10,470        9,821           (65)(1)    6,732         5,641         4,480         3,369        2,113
Basic earnings
(loss) per share..      $0.27        $0.25        $(0.07)(1)    $0.21         $0.18         $0.14         $0.11        $0.06
Diluted earnings
(loss) per share..      $0.21        $0.19        $(0.07)(1)    $0.15         $0.13         $0.10         $0.08        $0.04

                                                                  Quarter Ended
                    ----------------------------------------------------------------------------------------------------------
                                            1998                                                  1997
                    ---------------------------------------------------  -----------------------------------------------------
                      Dec. 31      Sept. 30      June 30      March 31      Dec. 31      Sept. 30       June 30     March 31
                    -----------  ------------  -----------  -----------  ------------  ------------  -----------  ------------
Revenue...........     100.0%       100.0%        100.0%       100.0%        100.0%        100.0%         100.0%     100.0%
Gross profit......      49.2         49.4          46.4         46.1          45.5          45.3           44.7       43.9

Income (loss) from
   operations.....      22.4         23.4          (0.2)(1)     20.8          20.6          19.4           18.0       14.7

(1) Includes effect of one-time charges of $8.3 million attributable to acquired IPRD and acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had $120.9 million of working capital as compared to working capital of $96.0 million at December 31, 1997. This increase primarily resulted from the continued rapid growth of net income and the reduction in income tax liabilities related to the exercise of stock options. At December 31, 1998 and 1997, the Company held $108.6 and $90.3 million, respectively, in cash and cash equivalents and marketable securities.

         Net cash provided by operations in 1998, 1997 and 1996 was $39.1 million, $17.8 million and $5.2 million, respectively. This increase in cash provided by operations reflects primarily increases in profitability, improvements in contract management and the tax benefit of stock options exercised.

         Net cash used in investing activities in 1998, 1997 and 1996 was $47.2 million, $8.7 million and $19.1 million, respectively. In 1998, the Company expended $8.9 million on acquisitions, $26.2 million on marketable securities and $13.5 million for capital expenditures including $4.8 million for real property. In 1997, the Company acquired certain subsidiaries for $3.3 million in cash and purchased property and equipment for $6.9 million. In 1996, the Company acquired a majority interest in IMR-India for $10.0 million, invested in marketable securities of $5.5 million and purchased property and equipment for $2.6 million.

         The Company maintains an unsecured $10.0 million line of credit with NationsBank which allows the Company to borrow up to 80% of the book value of the Company's U.S. accounts receivable. Interest is at 30-day LIBOR plus 1.0% (6.3% as of December 31, 1998). At December 31, 1998, there was no amount outstanding under this line of credit and $10.0 million was available for borrowing. Provisions of this line of credit and certain notes payable contain financial covenants, including covenants which require the Company to maintain certain financial ratios. At December 31, 1998, the Company was in compliance with these covenants.

         IMR-India maintains an export sales account receivable discounting facility. The loans are denominated in Indian rupees. Principal payments on amounts borrowed under this facility are due within 90 days of the loan. Interest is payable at a rate set by the Reserve Bank of India (currently 9.0%). At December 31, 1998 and 1997, no amounts were due under this facility. The maximum amount available under this facility at December 31, 1998 was approximately $703,000. The facility is collateralized by IMR-India's total export accounts receivable and property and equipment.

         The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations, will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

COSTS ASSOCIATED WITH THE YEAR 2000

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

         THE COMPANY'S STATE OF READINESS. The Company is in the process of assessing the impact the Year 2000 will have on its information technology and non-information technology systems, relationships with its third-party vendors and relationships with its clients. As a result of the initial assessment, the Company believes that the Year 2000 will not give rise to any event that will have a material adverse effect on the Company's results of operations and financial condition.

         Although the Company continues to review its IT systems, as well as its non-IT systems, for Year 2000 compliance, to date, the Company has discovered that only its internal accounting system is not Year 2000 compliant. The Company expected to replace this accounting system in fiscal year 1999 for reasons other than the fact that the system is not Year 2000 compliant and it has not accelerated replacement plans for such system in light of its non-compliance. To date, the Company has incurred expenses approximating $20,000 related to Year 2000 compliance and anticipates that the total cost should not exceed approximately $100,000. These costs estimates primarily reflect the costs related to Company personnel. The Company does not believe that the costs associated with the replacement of the accounting system will have a material impact on the Company's results of operations and financial condition. The Company has not identified any other IT or non-IT system that is subject to a material risk of disruption due to the Year 2000. The Company does not believe a formal contingency plan is required for internal systems.

         The Company has assessed whether a system failure experienced by any of the Company's third-party vendors would negatively impact the Company's operations or financial condition. The Company has determined that a Year 2000 system failure experienced by the Company's satellite and communication vendors could potentially interrupt communications between client sites and the Company's software development centers. This interruption could result in loss of revenue, increased costs and project delays. Management has contacted its satellite and communications vendors in order to assess whether they anticipate any communications failures or interruptions, as a result of the Year 2000. No such failures or interruptions are presently anticipated, and the Company does not expect to experience any adverse effects on its results of operations and financial condition. If, however, further analysis determines that one or more of the Company's satellite or communications vendors may encounter Year 2000 related failures or interruptions, the Company will be required to develop a contingency plan. It is anticipated that a contingency plan, if necessary, will be developed by the third quarter of 1999. The Company has determined that a system failure experienced by the satellite and communication vendors could have a material effect on the Company's results of operations and financial condition. System failure by any other third party vendor would not have a material affect on the Company's results of operations and financial condition.

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

ASSET MANAGEMENT

         The Company's accounts receivable increased $13.2 million to $24.4 million at December 31, 1998 from $11.2 million at December 31, 1997. Approximately 55.8% of this increase is attributable to the 1998 acquisitions. A significant portion of the Company's business is executed on a fixed-price, fixed-time frame basis. Revenue on fixed-price contracts does not necessarily correlate to actual billings. Accordingly, accounts receivable may increase significantly in periods where there is a significant increase in deferred revenue (i.e., billings issued in advance of revenue recognition).

         A common financial measure is the calculation of days sales outstanding
(DSO) in accounts receivable. Management believes that the calculation of DSO at December 31, 1998 should factor in rapidly increasing revenue at year-end (revenue was $46.7 million for the fourth quarter of 1998 compared to $27.4 million for the fourth quarter of 1997). Based on the above, DSO was 47 days and 37 days at December 31, 1998 and 1997, respectively. The increase from 37 days to 47 days is primarily the result of the acquisition of Lyon Consultants, S.A. Collection practices of accounts receivable in France historically have been slower than collections in other geographical areas. In addition, accounts receivable in France, U.K. and Canada include value added taxes which are not included in revenue. Without value added taxes, DSO would have been 45 days at December 31, 1998.

         The Company has invested excess funds received from its initial public offering in investment-grade securities and money market instruments.

EFFECTS OF INFLATION

         The Company's most significant costs are the salaries and related benefits for its consultants and other professionals. Competition for IT professionals with the advanced technological skills necessary to perform the services offered by the Company have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, the Company must adequately anticipate wage increases, particularly on its fixed-price contracts. Further, India has in the past experienced significant inflation. During 1998, India inflation was primarily offset by the devaluation of the Indian Rupee to the U.S. dollar. Historically, the Company's wage costs in India have been significantly lower than its wage costs in North America and Europe for comparably-skilled employees, although wage costs in India are presently increasing at a faster rate than other locations. There can be no assurance that the Company will be able to recover cost increases through increases in the prices that it charges for its services.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         CONVERSION OF YEAR 2000 PROJECTS INTO TRANSITIONAL OUTSOURCING BUSINESS. The Company realized 48.8% and 53.2% of total revenue from Year 2000 conversion services in 1998 and 1997, respectively. The Company believes that demand for Year 2000 conversion services will diminish throughout 1999 as many Year 2000 compliance solutions are implemented and tested. A core element of the Company's growth strategy is to use the business relationships and the knowledge of its clients' computer systems obtained in providing its Year 2000 services to generate additional IT projects for these clients. There can be no assurance that the Company will be successful in generating additional business from its Year 2000 clients for other services. The Company's inability to implement this growth strategy would have a material adverse affect on the Company's results of operations and financial condition.

         INCREASED COMPETITION WITH THE REDUCTION IN THE YEAR 2000 MARKET. With the completion of Year 2000 projects in 1999, the Company and many of its competitors will seek revenue growth from other service offerings. This may result in increased competition for these other service offerings. There can be no assurance that anticipated growth of the IT market will be sufficient to replace the industry-wide revenue reduction from Year 2000 services.

         MANAGEMENT OF GROWTH. An important element of the Company's strategy is to pursue continued rapid growth of its business. The Company's revenue increased approximately 89.4% in the year ended December 31, 1998, from $83.6 million in 1997 to $158.3 million in 1998. As of March 12, 1999, the Company employed approximately 2,300 software development professionals. The Company's growth will continue to place significant demands on its management and other resources. In particular, the Company will have to continue to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and continue to develop and improve its operational, financial, communications and other internal systems, both in the U.S. and offshore. The Company's inability to manage its growth effectively could have a material adverse effect on the quality of the Company's services and projects, its ability to attract and retain key personnel, its business prospects and its results of operations and financial condition. Any unexpected shortfall in revenue without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is unaccompanied by a corresponding increase in revenue, could also have a material adverse effect on the Company's results of operations and its financial condition.

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

         DEPENDENCE ON OFFSITE SOFTWARE DEVELOPMENT CENTERS. A significant element of the Company's business strategy is to continue to leverage its offsite software development centers in Bangalore and Mumbai, India and Belfast, Northern Ireland as well as a new offshore center planned for New Delhi, India. The Company believes that the use of a strategically located network of offshore software development centers will provide IMR with potential cost advantages as well as the ability to provide 24-hour service to its clients. In order to provide its service delivery model, the Company must maintain active satellite communications between its offices, the offices of its clients in the U.S. and elsewhere and its offshore software development facilities. Any loss of the Company's ability to transmit voice and data through satellite communications could have a material adverse effect on the Company's results of operations and financial condition. In the past, India has experienced significant inflation, low growth in gross domestic product and shortage of foreign exchange. Furthermore, both India and Northern Ireland have experienced civil unrest and terrorism and, from time to time, have been involved in regional conflicts. No assurance can be given that the Company will not be adversely affected by future changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting countries in which the Company establishes software development facilities. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including the Company. During the past five years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected the Company include, among others, tax holidays, liberalized import and export duties and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. Provided that the Company meets specified requirements, including investments in facilities and the employment and training of a minimum number of personnel, the government of Northern Ireland has committed to provide monetary grants to the Company to encourage employment in its offshore development center in Belfast, Northern Ireland. The elimination of any of these benefits could have a material adverse effect on the Company's results of operations and financial condition.

         RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS. During 1998, international revenue accounted for approximately 28% of total revenue. The Company expects that international revenues will account for an increasingly significant percentage of the Company's revenues. As a result, the Company is subject to a number of risks, including, but not limited to, difficulties relating to administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. These risks could have a material adverse effect on the Company's results of operations and financial condition. Any earnings generated in countries other than the United States may be permanently invested or may be subject to considerable taxation if repatriated to the United States. The Company presently incurs a significant amount of its costs in local currency in India and expects to establish additional offshore centers in other countries. In contrast, the Company presently generates most of its revenue in U.S. dollars. Accordingly, the Company is subject to risks that, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes will adversely affect its result of operations. Historically, the Company has not hedged any material portion of its foreign exchange transactions.

         POTENTIAL LIABILITY TO CLIENTS. Many of the Company's contracted engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its IT services, there can be no assurance the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's results of operations and financial condition.

         POSSIBLE ACQUISITIONS. The Company expects to continue to make selective acquisitions of IT services firms with established customers. There can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operation. Acquisitions may involve difficulties related to the integration of acquired businesses, some of which may have different cultures, operating methodologies, margins or business risks. The failure to timely integrate the Company's business with that of an acquired entity may result in a material adverse effect on the Company's results of operations and financial condition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel and clients, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's results of operations and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of the Company as a whole.

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

         RELIANCE ON SIGNIFICANT CLIENTS. The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of large corporate clients. During 1998, the Company's five largest clients accounted for approximately 30.6% of revenue. Michelin North America, Inc. accounted for approximately 10.4% of the revenue of the Company. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not provide the same level of revenue in any subsequent year. The loss of any large client could have a material adverse effect on the Company's results of operations and financial condition. Because many of its contracted engagements involve projects that are critical to the operations of its clients' businesses, IMR's failure to meet a client's expectations could result in a cancellation or nonrenewal of the contract and could damage the Company's reputation and adversely affect its ability to attract new business. Furthermore, the Company generally is not the exclusive outside source of IT services to the client. Accordingly, a client's dissatisfaction with IMR's performance could lead the client to purchase these services from another competitor.

         VARIABILITY OF QUARTERLY OPERATIONS AND FINANCIAL RESULTS. The Company's operations and related revenue and operating results historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of IT projects in which the Company is engaged, the contractual terms of such projects, delays incurred in the performance of such projects, the accuracy of estimates of resources and time frames required to complete ongoing projects, and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter. An unanticipated termination of a major project, a client's decisions not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects could require the Company to continue to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition. As a result of the foregoing factors, the Company's operating results for a future quarter may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock likely will be adversely affected.

         DEPENDENCE ON KEY EXECUTIVE. The Company's continued success will depend in large part upon the continued availability of the services of Satish
K. Sanan, the Company's Chairman of the Board, Chief Executive Officer and principal shareholder. The loss of the services of Mr. Sanan would have a material adverse effect on the Company. The Company does not intend to maintain key man insurance on the life of Mr. Sanan.

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

         IMMIGRATION ISSUES. The Company believes that its success has resulted in part from its ability to attract and retain persons with technical and project management skills from other countries, especially India. As of March 12, 1999, approximately 400 of the Company's U.S. employees were working for the Company in the, non-immigrant work permitted visa classification. There is a limit on the number of new H-1B petitions that the U.S. Immigration and Naturalization Services may approve in any government fiscal year.

In years in which this limit is reached, the Company may not be able to obtain the H-1B visas necessary to bring critical foreign employees to the U.S.. Compliance with existing U.S. immigration laws, or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H- 1B employees in the U.S., could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's results of operations and financial condition.

         INTELLECTUAL PROPERTY RIGHTS. In order to protect its proprietary rights in its various intellectual properties, the Company relies upon a combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures. The U.S., India, the U.K., France, Canada and Australia are members of the Berne Convention, an international treaty. As a member of the Berne Convention, the governments of India, the U.K., France, Canada and Australia have agreed to extend copyright protection under their domestic laws to foreign works, including works created or produced in the U.S. The Company believes that laws, rules, regulations and treaties in effect in the U.S., India, the U.K., France, Canada and Australia are adequate to protect it from misappropriation or unauthorized use of its copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India, the U.K., France, Canada or Australia will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets among India, the U.S., the U.K., France, Canada and Australia. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its Year 2000 proprietary rights or any of its other intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. The Company presently holds no patents or registered copyrights. Although the Company believes that its intellectual property rights do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Additionally, the Company anticipates that in the future it will license certain technologies to its customers. There can be no assurance that the Company will be able to successfully license these technologies, protect them from infringement or misuse, or prevent infringement claims against the Company in connection with its licensing efforts. The Company expects that the risk of infringement claims against the Company will increase if more of the Company's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's result of operations and financial condition.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report on Form 10-K contains certain forward-looking statements, including, among others:

      o the ability of the Company to sell transitional outsourcing services to existing Year 2000 customers;
      o  anticipated growth in the application maintenance outsourcing industry;
      o presently anticipated trends in the Company's results of operations and financial condition;
      o the ability of the Company to rely on cash generated from operations to finance its working capital requirements;
      o the Company's business strategy for expanding its services, including plans to develop EMU conversion services business;
      o the ability of the Company to continue acquiring companies, successfully integrate them and to continue to enjoy synergistic sales and cross-selling opportunities from them.

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include:

      o the shortage of reliable market data regarding the Year 2000 conversion services and other application maintenance services, markets;
      o changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations;
      o  unanticipated working capital or other cash requirements;
      o changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in transitional outsourcing services market;
      o the Company's failure to perform Year 2000 conversion projects to a client's satisfaction; and
      o various competitive factors that may prevent the Company from competing successfully in the marketplace.

         In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors that May Effect Future Results" discussion, there can be no assurance that the forward-looking statements contained in this Report on Form 10-K will in fact transpire.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:
              Report of Independent Auditors
              Report of Independent Accountants
              Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Income - Years Ended December 31, 1998,
                 1997 and 1996
              Consolidated Statements of Changes in Shareholders' Equity -
                 Year Ended December 31, 1998, 1997 and 1996
              Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1998, 1997 and 1996
              Notes to Consolidated Financial Statements

         Selected quarterly financial data is included in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations".

         The financial statements begin on the following page.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
IMRglobal Corp.

We have audited the consolidated balance sheet of IMRglobal Corp. as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMRglobal Corp. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         ERNST & YOUNG L.L.P.

Tampa, Florida
February 15, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Shareholders of IMRglobal Corp.

         We have audited the accompanying consolidated balance sheet of IMRglobal Corp. and subsidiaries (the Company) (formerly Information Management Resources, Inc.) as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMRglobal, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                 PricewaterhouseCoopers LLP

Tampa, Florida
February 13, 1998, except for certain information in Note 13, for which the date is March 9, 1998.

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                 December 31,
                                                                                          -------------------------
                                                                                            1998             1997
                                                                                          --------        ---------
                                       ASSETS
Current assets:
   Cash and cash equivalents .....................................................        $ 76,964        $  85,819
   Marketable securities .........................................................          31,609            4,453
   Accounts receivable ...........................................................          24,387           11,156
   Unbilled work in process ......................................................           5,145            6,390
   Deferred income taxes .........................................................          14,051            1,889
   Prepaid expenses and other current assets .....................................           3,512            4,664
                                                                                          --------        ---------

         Total current assets ....................................................         155,668          114,371

Property and equipment, net of accumulated depreciation ..........................          21,261            9,818
Deposits and other assets ........................................................           3,931            1,007
Intangible assets, net of accumulated amortization ...............................          36,829           10,157
                                                                                          --------        ---------

         Total assets ............................................................        $217,689        $ 135,353
                                                                                          ========        =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................        $  7,389        $   3,136
   Accrued compensation ..........................................................           7,819            6,241
   Deferred revenue ..............................................................           3,395            4,413
   Other current liabilities .....................................................          16,169            4,599
                                                                                          --------        ---------

         Total current liabilities ...............................................          34,772           18,389

Long-term debt ...................................................................             653              885
Deferred tax liability ...........................................................           1,040              546
Accrued compensation .............................................................           8,046            2,322
                                                                                          --------        ---------

         Total liabilities .......................................................          44,511           22,142
                                                                                          --------        ---------

Minority interest ................................................................              79                4
                                                                                          --------        ---------
Shareholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares authorized,
      no shares issued and outstanding ...........................................            --               --
   Common stock, $.10 par value per share, 100,000,000 shares
      authorized, 29,672,350 and 25,650,615 issued and outstanding ...............           2,967            2,565
   Additional paid-in capital ....................................................         139,835           98,735
   Retained earnings .............................................................          31,404           12,564
   Accumulated other comprehensive expense .......................................          (1,107)            (657)
                                                                                          --------        ---------

         Total shareholders' equity ..............................................         173,099          113,207
                                                                                          --------        ---------

         Total liabilities and shareholders' equity ..............................        $217,689        $ 135,353
                                                                                          ========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                1998                  1997                   1996
                                                                              ---------             ---------             ---------
Revenue ..........................................................            $ 158,252             $  83,550             $  27,948
Cost of revenue ..................................................               82,339                45,959                15,658
                                                                              ---------             ---------             ---------

         Gross profit ............................................               75,913                37,591                12,290

Selling, general and administrative expenses .....................               32,289                19,946                 7,506
Research and development .........................................                6,247                   919                  --
Purchased technology and acquisition costs .......................                8,345                  --                    --
Goodwill amortization ............................................                2,074                 1,123                   100
                                                                              ---------             ---------             ---------

         Income from operations ..................................               26,958                15,603                 4,684
                                                                              ---------             ---------             ---------

Other income (expense):
   Interest expense ..............................................                 (212)                 (175)                 (301)
   Other income ..................................................                4,591                 1,947                   336
                                                                              ---------             ---------             ---------

         Total other income ......................................                4,379                 1,772                    35
                                                                              ---------             ---------             ---------

Income before provision
   for income taxes and minority interest ........................               31,337                17,375                 4,719
Provision for income taxes .......................................               12,395                 5,432                 1,401
                                                                              ---------             ---------             ---------

         Income before minority interest .........................               18,942                11,943                 3,318

Minority interest in net income ..................................                  (33)                  (48)                 (730)
                                                                              ---------             ---------             ---------

         Net income ..............................................            $  18,909             $  11,895             $   2,588
                                                                              =========             =========             =========

Basic earnings per share .........................................            $    0.67             $    0.49             $    0.17
                                                                              =========             =========             =========

Diluted earnings per share .......................................            $    0.50             $    0.35             $    0.10
                                                                              =========             =========             =========

Shares outstanding:
   Basic .........................................................               28,033                24,129                15,458
                                                                              =========             =========             =========

   Diluted .......................................................               37,573                34,467                26,371
                                                                              =========             =========             =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               Accumulated
                                        Compre-                        Additional                 Other
                                        hensive       Common Stock      Paid-In     Retained  Comprehensive   Treasury
                                        Income    Shares      Amount    Capital     Earnings     Expense        Stock       Total
                                       --------   ------      -------  ----------   --------  -------------   --------    ---------
Balance, January 1, 1996............          -   20,377      $ 2,037   $     35    $    706    $     (62)     $    (9)   $   2,707
Common stock issued for
    for options exercised...........          -      306           31        (18)          -            -            -           13
Repurchase of common stock..........          -        -            -          -           -            -       (1,489)      (1,489)
Retirement of treasury stock........          -   (6,200)        (620)      (822)        (56)           -        1,498            -
Dividends paid......................          -        -            -          -      (1,623)           -            -       (1,623)
Termination of S Corporation
    tax status......................          -        -            -        946        (946)           -            -            -
Common stock issued in connection
    with initial public offering....          -    7,228          723     39,994           -            -            -       40,717
Acquisition of majority
    shareholder's interest in
    subsidiary......................          -        -            -     (2,500)          -            -            -       (2,500)
Net income                             $  2,588        -            -          -       2,588            -            -        2,588
Foreign currency translation
    adjustment......................        (57)       -            -          -           -          (57)           -          (57)
                                       --------   ------      -------   --------    --------    ---------      -------    ---------
         Comprehensive income.......   $  2,531
                                       ========
Balance, December 31, 1996..........          -   21,711        2,171     37,635         669         (119)           -       40,356

Common stock issued in connection...
    with public offering............          -    2,587          259     52,289           -            -            -       52,548
Common stock issued in connection...
    with business combinations......          -      173           17      1,784           -            -            -        1,801
Acquisition of majority
    shareholder's interest in
    subsidiary......................          -        -            -       (552)          -            -            -         (552)
Common stock issued in connection
    with employee stock purchase
    plan............................          -      108           11        658           -            -            -          669
Common stock issued for
    options exercised...............          -    1,072          107        152           -            -            -          259
Tax benefit of stock options
    exercised.......................          -        -            -      6,769           -            -            -        6,769
Net income..........................   $ 11,895        -            -          -      11,895            -            -       11,895
Foreign currency translation
    adjustment......................       (538)       -            -          -           -         (538)           -         (538)
                                       --------   ------      -------   --------    --------    ---------      -------    ---------
         Comprehensive income.......   $ 11,357
                                       ========
Balance, December 31, 1997..........          -   25,651        2,565     98,735      12,564         (657)           -      113,207

Common stock issued in connection
    with business combinations......          -    1,184          118     19,068         (69)         (59)           -       19,058
Acquisition of minority
    shareholder's interest in
    subsidiary......................          -        -            -       (135)          -            -            -         (135)
Common stock issued in connection
     with employee stock purchase
     plan...........................          -       31            3        602           -            -            -          605
Common stock issued for options
    exercised.......................          -    2,806          281        676           -            -            -          957
Tax benefit of stock options
    exercised.......................          -        -            -     20,889           -            -            -       20,889
Net income..........................   $ 18,909        -            -          -      18,909            -            -       18,909
Foreign currency translation
    adjustment......................       (391)       -            -          -           -         (391)           -         (391)
                                       --------   ------      -------   --------    --------    ---------      -------    ---------
         Comprehensive income.......   $ 18,518
                                       ========
Balance, December 31, 1998                        29,672      $ 2,967   $139,835    $ 31,404    $  (1,107)     $     -    $ 173,099
                                                  ======      =======   ========    ========    =========      =======    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                      1998        1997        1996
                                                                    --------    --------    --------
Cash flows from operating activities:
   Net income ...................................................   $ 18,909    $ 11,895    $  2,588
   Adjustment to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization .............................      5,395       4,280         778
      Deferred income taxes .....................................    (11,572)     (2,195)        855
      Tax benefit of stock options ..............................     20,889       6,769        --
      Unrealized exchange losses ................................        (14)         80           9
      Gain in equity investment .................................       --          --           (83)
      Minority interest in net income ...........................         33          48         730
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process .......     (5,450)     (7,455)     (3,130)
         Other current assets ...................................      1,331      (2,295)     (1,220)
         Deposits and other assets ..............................     (2,776)       (522)        (91)
         Accounts payable and other liabilities .................      5,139      (1,118)      2,029
         Accrued compensation ...................................      7,418       7,313         254
         Income tax .............................................      1,092      (1,043)        487
         Deferred revenue .......................................     (1,271)      2,070       1,947
                                                                    --------    --------    --------

         Total adjustments ......................................     20,214       5,932       2,565
                                                                    --------    --------    --------

         Net cash provided by operating activities ..............     39,123      17,827       5,153
                                                                    --------    --------    --------

Cash flows from investing activities:
   Acquisition of interest in consolidated subsidiary,
      net of cash received ......................................     (8,941)     (3,315)     (9,968)
   Investment in marketable securities, net .....................    (26,192)      1,191      (5,511)
   Additions to capitalized software costs ......................       --        (1,258)       (302)
   Additions to property and equipment ..........................    (13,540)     (6,913)     (2,605)
   Increase in equity investment and loans to affiliate .........       --          --          (693)
   Related party loans ..........................................      1,478       1,608        --
                                                                    --------    --------    --------

         Net cash used in investing activities ..................    (47,195)     (8,687)    (19,079)
                                                                    --------    --------    --------
Cash flows from financing activities:
   Net repayments from revolving credit line ....................       --          (935)       (655)
   Proceeds from long-term debt and notes .......................        384       1,181         900
   Payments on notes and capital leases .........................     (2,616)       (909)     (2,258)
   Proceeds from issuance of common stock .......................      1,562      54,076      41,840
   Payment of costs in connection with issuance of common stock .       --          (600)     (1,110)
   Purchase of treasury stock at cost ...........................       --          --        (1,489)
   Payment of dividends .........................................       --          --          (822)
                                                                    --------    --------    --------

         Net cash provided by (used in) financing activities ....       (670)     52,813      36,406
                                                                    --------    --------    --------

Effect of exchange rate changes .................................       (113)       (216)        (19)
                                                                    --------    --------    --------

Net increase (decrease) in cash and cash equivalents ............     (8,855)     61,737      22,461
Cash and cash equivalents at beginning of year ..................     85,819      24,082       1,621
                                                                    --------    --------    --------

Cash and cash equivalents at end of year ........................   $ 76,964    $ 85,819    $ 24,082
                                                                    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

        NAME CHANGE - On November 17, 1998, the Company changed its name from Information Management Resources, Inc. to IMRglobal Corp.

        BASIS OF REPORTING--IMRglobal Corp. and subsidiaries ("IMR" or the "Company") provide transitional software outsourcing solutions to the information technology departments of large businesses. The Company's services are provided to a variety of industries and customers located primarily in North America, Europe and Australia. The consolidated financial statements include the accounts of IMRglobal Corp., its wholly owned subsidiaries and its controlled foreign subsidiary. All significant intercompany balances and transactions have been eliminated.

        CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its investments at high quality financial institutions.

        MARKETABLE SECURITIES--All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotations.

        REVENUE RECOGNITION--Fixed-price contract revenue is recognized using the percentage of completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Any anticipated losses upon contract completion are accrued currently. Service revenue from time-and-materials services is recognized as the services are provided.

        Unbilled work-in-progress represents revenue on contracts to be billed in subsequent periods in accordance with the terms of the contract. Deferred revenue represents amounts billed in excess of revenue earned in accordance with the terms of the contracts.

        GOODWILL--Goodwill originated from the acquisition of certain subsidiaries, and is being amortized on a straight-line basis over a 10 to 20 year period. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flow in relation to the assets to which this goodwill applies.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        PROPERTY AND EQUIPMENT--Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method and is charged to income over the estimated useful lives of the respective assets.

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

        Amortization is included in cost of revenue and is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product. Amortization of capitalized software costs was approximately $47,000, $1.9 million and $131,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        INCOME TAXES--Prior to November 1996, the Company elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code whereby taxable income is generally reported by the shareholders on their individual income tax returns. In connection with the initial public offering (See Note
11), the S Corporation election was terminated on November 11, 1996 and subsequently the Company became subject to U.S. federal and state income taxes as a C Corporation. The $1.1 million one-time federal income tax expense resulting from the termination of the S Corporation status approximates the 1996 provision for federal income taxes if the Company had been subject to income tax prior to the S Corporation termination. Accordingly, pro forma provision for income taxes and pro forma net income is not presented for 1996.

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. (See Note 11.)

        FOREIGN CURRENCY TRANSLATION--The financial statements of the Company's foreign subsidiaries use a functional currency which is other than the U.S. dollar and are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect on the reporting date. Income and expense items are translated at the average exchange rates in effect during the year. The resulting translation adjustments are not included in determining net income but are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are reported in net income but were not material to any period presented.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        COMPUTATION OF EARNINGS PER SHARE--Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                     1998       1997       1996
                                                    ------     ------     ------
         Weighted average
            common stock outstanding ..........     28,033     24,129     15,458

         Weighted average
            common stock equivalents ..........      9,540     10,338     10,913
                                                    ------     ------     ------

         Shares used in diluted earnings
            per share calculation .............     37,573     34,467     26,371
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

        COMPREHENSIVE INCOME--During 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." Foreign currency translation adjustments have not been tax effected as the Company considers foreign earnings to be indefinitely reinvested. The balance of accumulated comprehensive expense relates to foreign currency translation adjustments.

        NEW ACCOUNTING PRONOUNCEMENTS--During June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company on January 1, 2000. This statement establishes measurement and disclosure criteria for certain derivative and hedging instruments including foreign exchange forward contracts. Management is currently assessing the future impact of SFAS No. 133 on the Company's financial statements.

        RECLASSIFICATIONS-- Certain prior year financial statement balances have been reclassified to conform to the 1998 presentation.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS COMBINATIONS:

        For all business combinations accounted for as a purchase pursuant to APB Opinion No. 16, "Business Combinations", the Company's financial statements include the results of operations for all acquired businesses since the date of acquisition.

        IMRGLOBAL LTD. (IMR-INDIA)--At December 31, 1995, IMR owned 34.2% of IMR-India, an Indian Limited Liability Company. During 1996, 1997 and 1998, IMR purchased an additional 46.9% of IMR-India's outstanding common shares for approximately $7.6 million in cash in several transactions. These acquisitions are accounted for as purchases pursuant to the provisions of APB Opinion No. 16 and resulting goodwill is being amortized over a 10-year period. In addition, during November 1996, IMR acquired an additional 18.4% of IMR-India from the Company's majority shareholder for approximately $3.1 million in cash. The acquisition from IMR's majority shareholder is accounted for as a reduction of equity. As a result of the acquisitions noted above, IMR owns 99.5% of the outstanding common shares of IMR-India at December 31, 1998.

        IMR accounts for its investment in IMR-India utilizing the consolidation method for all periods presented, because effective control had been maintained through the continued direct financial interest in IMR-India held by IMR's majority shareholder.

        LINK GROUP HOLDINGS LIMITED AND INFORMATION MANAGEMENT RESOURCES (U.K.)
LIMITED--On February 10, 1997 (effective January 8, 1997), the Company acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom Limited Liability Company. Link provided transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. Prior to the acquisition, Link was owned by a Board member of IMR and his spouse. In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 161,343 shares (valued at $1.6 million) of the Company's common stock. In addition, a $1.6 million cash deferred payment was made to Link's former shareholders during February, 1998. The Link acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and resulting goodwill is being amortized over a 10-year period.

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

        Prior to the above acquisitions, the Company owned 39.5% of IMR-Ltd. and Link owned 50% of IMR-Ltd. After the above acquisitions the Company effectively owns 100% of both Link and IMR-Ltd. The operations of Link and IMR-Ltd. have been merged and the operating company was renamed IMRglobal, plc ("IMR-U.K.").

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS COMBINATIONS (CONTINUED):

        INFORMATION MANAGEMENT RESOURCES (NORTHERN IRELAND) LIMITED--During June 1997, the Company began operations in Belfast, Northern Ireland and acquired certain assets in exchange for $270,000 cash and 11,250 shares of the Company's stock. The acquisition was accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and resulting goodwill is being amortized over a 10-year period.

        LYON CONSULTANTS, S.A.--During May, 1998, the Company acquired 100% of the outstanding stock of Lyon Consultants, S.A. ("Lyon"), a privately held software engineering company headquartered in Paris, France. Lyon specializes in rapid software application development, utilizing reusable business and technical software objects, and information technology consulting. In exchange for Lyon's common stock, Lyon's shareholders received $16.0 million in cash and 499,353 shares (valued at $12.1 million) of the Company's unregistered common stock. In addition, $700,000 cash and 32,503 shares (valued at $875,000) of the Company's unregistered common stock are payable in May 1999. These amounts are included in the determination of the purchase price. The Lyon acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and the resulting goodwill is being amortized over a 20-year period.

        The Company allocated the purchase price of Lyon based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price were identified as intangible assets in independent appraisals, using proven valuation procedures and techniques. These intangible assets include approximately $8.2 million for acquired in-process research and development ("IPRD") for projects that did not have future alternative uses and $2.7 million for developed technology. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the acquired in-process research and development projects that give explicit consideration to the SEC Staff's views on in-process research and development as set forth in the September 15, 1998 letter to the American Institute of Certified Public Accountants. At the date of the acquisition the development of the IPRD projects had not yet reached technological feasibility and the IPRD in progress had no alternative future use. Accordingly, these costs were expensed as of the acquisition date. The acquired developed technology is being amortized over a 5-year period.

        Concurrent with the acquisition of Lyon, the Company entered into a noncancellable 3 year licensing agreement with a seven year renewal option, with Wyde S.A. ("Wyde"), an unrelated French company. Wyde provides the base technology upon which the Lyon components have been developed. The licensing agreement provides for the transfer of Wyde's computer code and technology to the Company if Wyde should terminate its business. The amount of the licensing fees is dependent on the value of company work sold and the countries where the technology is utilized. Future minimum licensing fees payable to Wyde are $400,000 in 1999 and 2000.

        RHO TRANSFORMATIONAL TECHNOLOGIES PTY LIMITED--During June, 1998, the Company acquired 100% of the outstanding shares of RHO Transformational Technologies Pty Limited ("RHO"), a privately held software services and engineering company headquartered in Sydney, Australia. RHO specializes in software

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS COMBINATIONS (CONTINUED):

application conversion and maintenance services, utilizing proprietary tools and provides these services to large global companies with Australian and Asia Pacific operations. In exchange for RHO's common stock, RHO stockholders received 285,000 shares of the Company's common stock. The RHO acquisition is being accounted for as a pooling of interests in accordance with the provisions of APB Opinion No. 16.

        The financial statements for 1996 and 1997 have not been restated due to the immateriality of this transaction. The impact was a reduction to the 1998 opening retained earnings and comprehensive income of $69,000 and $59,000, respectively. These amounts are included in common stock issued in connection with business combinations.

        VISUAL SYSTEMS DEVELOPMENT CORPORATION--On October 2, 1998, the Company acquired 100% of the outstanding shares of Visual Systems Development Corporation ("Visual"). In exchange for Visual's common stock, Visual's shareholders received $5.5 million in cash and 400,000 shares (valued $7.0 million) of the Company's common stock. In addition, $3.5 million of the Company's unregistered common stock are payable if certain specified business and financial objectives are achieved. These contingent payments are not included in the determination of the purchase price. The Visual acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and the resulting goodwill is being amortized over a 20-year period.

3. MARKETABLE SECURITIES:

        The Company currently invests only in high quality, short-term investments which it classifies as available-for-sale. As such there were no significant differences between amortized cost and estimated fair value at December 31, 1998 and 1997. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal for the years ended December 31, 1998, 1997 and 1996.

        The following table presents the estimated fair value of marketable securities by category (in thousands):

                                                          1998          1997
                                                       ---------      --------
        Banker's Acceptance........................... $  10,157      $      -
        Commercial paper..............................    21,452             -
        Municipal debt securities.....................         -         4,453
                                                       ---------      --------

                                                       $  31,609      $  4,453
                                                       =========      ========

         The estimated fair value of marketable securities at December 31, 1998 was $22,992 due in one year or less and $8,617 due in one to three years.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS RECEIVABLE (IN THOUSANDS):

                                                        1998              1997
                                                      --------          --------
         Accounts receivable, trade...........        $ 20,531          $ 11,091
         Unbilled accounts receivable-
            Time-and-materials contracts......           4,144                65
         Reserve for doubtful accounts........            (288)                -
                                                      --------          --------

                                                      $ 24,387          $ 11,156
                                                      ========          ========

         During 1998, the Company established a reserve in the amount of $288,000 with a charge to income.

5. COSTS AND ESTIMATED EARNINGS ON COMPLETED AND UNCOMPLETED CONTRACTS (IN THOUSANDS):

                                                        1998              1997
                                                      --------          --------
         Costs incurred on completed
            and uncompleted contracts ........        $ 31,965          $ 31,649
         Estimated earnings ..................          28,514            16,102
                                                      --------          --------

                                                        60,479            47,751
         Less billings to date ...............         (58,729)          (45,774)
                                                      --------          --------

                                                      $  1,750          $  1,977
                                                      ========          ========

         The following is included in the accompanying balance sheets:

                                                        1998              1997
                                                      -------           -------

Unbilled work in process ...................          $ 5,145           $ 6,390
Deferred revenue ...........................           (3,395)           (4,413)
                                                      -------           -------

                                                      $ 1,750           $ 1,977
                                                      =======           =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT:

         The major classifications of property and equipment at December 31, 1998 and 1997 is summarized as follows (in thousands):

                                            Estimated
                                           Useful Life
                                             (Years)        1998         1997
                                           -----------   ----------    --------
         Land                                      -     $    1,355    $      -
         Buildings and improvements......      10-40          3,531       2,671
         Computer equipment..............       3- 6          7,244       4,415
         Computer software...............       3-10          5,102       1,795
         Office furniture and equipment..       3-12          4,738       2,645
         Vehicles........................       3-20          2,088         124
         Construction in progress........                     4,225       1,652
                                                         ----------    --------

                                                             28,283      13,302
         Less accumulated depreciation
            and amortization.............                    (7,022)     (3,484)
                                                         ----------    --------

                                                         $   21,261    $  9,818
                                                         ==========    ========

         Depreciation and amortization of property and equipment was approximately $3.3 million, $1.2 million and $547,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. INTANGIBLE ASSETS (IN THOUSANDS):

                                                            1998         1997
                                                         ----------    --------
         Goodwill .......................                $   37,863    $ 11,517
         Acquired technology ............                     2,400        --
         Accumulated amortization .......                    (3,434)     (1,360)
                                                         ----------    --------

                                                         $   36,829    $ 10,157
                                                         ==========    ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER CURRENT LIABILITIES (IN THOUSANDS):

                                                            1998          1997
                                                          -------        -------

         Accrued costs on Year 2000 contracts ........    $ 5,116        $  --
         Payroll taxes and value added taxes .........      2,896          1,077
         Income taxes ................................      2,202            258
         Deferred payments-acquisitions ..............      1,478          1,608
         Employee savings plans ......................        724            199
         Deferred income taxes .......................        464             40
         Current portion of long-term debt ...........         89            295
         Other .......................................      3,200          1,122
                                                          -------        -------

                                                          $16,169        $ 4,599
                                                          =======        =======

         During 1998, the Company accrued $5.1 million related to completed Year 2000 projects. The Company is liable to remediate selected issues which arise in completed projects. Management has committed to clients that personnel will be available to remediate Year 2000 issues that arise in late 1999 and early 2000. To accomplish this goal, the Company has committed specific personnel to work on completed Year 2000 projects. As of December 31, 1998, no claims have been asserted. The Company has accrued the amount of costs it has committed to incur based on the complexity of the Year 2000 projects completed and experience level of personnel required.

9. RELATED PARTIES:

         During 1998, the Company advanced $406,000 to three officers. These officers utilized the proceeds to acquire common stock of IMR. These loans are secured by the IMR common stock investment, and are repayable in 2003 or upon the officer's termination of employment with the Company. These loans bear interest at 9.5% which is added to the principal portion of the note. At December 31, 1998, the loan receivable balance was $427,000 including $21,000 of accrued interest and is included in other assets.

         At December 31, 1997, other current liabilities include $1.6 million due to a member of the Company's Board of Directors and his spouse in connection with the acquisition of Link (See Note 2). This amount was noninterest bearing and was paid in full during February 1998.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTIES (CONTINUED):

         At December 31, 1996, the Company had outstanding notes payable to shareholders of $814,000 in connection with the S Corporation termination (See
Note 13). These notes were unsecured with interest at 8% and were paid in full during February 1997. Interest expense on notes payable-shareholder for the year ended December 31, 1997 and 1996 was $12,000 and $19,000, respectively.

         Prior to the IMR-U.K. acquisition, IMR-India provided software development services to IMR-Ltd. at market rates. During the year ended December 31, 1996, the Company recognized revenues from IMR-Ltd. of approximately $877,000.

         At December 31, 1996, the Company had two notes receivable from IMR-Ltd. totaling $692,500, which resulted from cash advances. During 1996, the Company recognized approximately $35,000 of interest income on these notes. As a result of the 1997 IMR-U.K. acquisition, these intercompany notes are eliminated in the consolidated financial statements.

         Cash flows from financing activities included payments on notes payable-shareholders of approximately $814,000 and $350,000 for the years ended December 31, 1997 and 1996.

10. CREDIT FACILITIES:

    REVOLVING CREDIT FACILITIES

         The Company maintains an uncollateralized $10.0 million revolving credit facility which allows the Company to borrow up to 80% of the book value of U.S. accounts receivable. Interest is at LIBOR plus 1% (currently 6.3%). No borrowings have been made under this facility.

         IMR-India maintains an export sales accounts receivable discounting facility denominated in Indian Rupees. Principal payments on amounts borrowed are due within 90 days of the loan. Interest is payable at a rate set by the Reserve Bank of India (currently 9.0%). At both December 31, 1998 and 1997, no amount was due under the facility. The maximum amount available under this facility at December 31, 1998 was approximately $703,000. This facility is collateralized by IMR-India's accounts receivable and property and equipment.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CREDIT FACILITIES (CONTINUED):

    LONG-TERM DEBT

         Long-term debt at December 31, 1998 and 1997 is summarized as follows (in thousands):

                                                                           1998     1997
                                                                          ------   ------
         France:
            Loans from French government agencies at 0% interest
            payable in four annual installments commencing
            March 1999, collateralized by property and equipment ......   $  742   $ --

         India:
            Loan payable with interest at LIBOR plus 3.0%,
            (8.9% at December 31, 1997) principal repayable in
            eight equal semiannual installments of $148
            commencing commending February 1998, collateralized
            by property and equipment (balance prepaid during 1998) ...     --      1,180
                                                                          ------   ------

                                                                             742    1,180
         Less current portion .........................................       89      295
                                                                          ------   ------

         Long-term debt, net of current portion .......................   $  653   $  885
                                                                          ======   ======

         Maturities of long-term debt are as follows (in thousands):

         2000 ...................................................         $  192
         2001 ...................................................            192
         2002 ...................................................            269
                                                                          ------

                                                                          $  653
                                                                          ======

         At December 31, 1998, the Company was in compliance with financial covenants of certain debt agreements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES:

         The provision (benefit) for income taxes is as follows (in thousands):

                                                         1998        1997        1996
                                                       --------    --------    --------
         Current:
            Federal .................................  $ 16,073    $  6,378    $    412
            State (net of federal tax benefit) ......     1,379         911          66
            Foreign .................................     1,979         338          68
                                                       --------    --------    --------

               Total current provision for income tax    19,431       7,627         546

         Deferred:
            Federal .................................    (5,445)     (1,920)        735
            State (net of federal tax benefit) ......      (467)       (275)        118
            Foreign .................................    (1,124)       --             2
                                                       --------    --------    --------

               Total deferred provisions (benefit)
                  for income taxes ..................    (7,036)     (2,195)        855
                                                       --------    --------    --------

               Total provision for income taxes .....  $ 12,395    $  5,432    $  1,401
                                                       ========    ========    ========

         Upon termination of the S Corporation election, as described in Note 1, current and deferred income taxes reflecting the tax effects of temporary differences between the Company's financial statement and the tax bases of certain assets and liabilities became liabilities of the Company. Accordingly, the above provision for 1996 income taxes included a $1.1 million nonrecurring expense resulting from the termination of the S Corporation election. In accordance with applicable sections of the Internal Revenue Code, the Company elected to pay this nonrecurring expense over a four year period beginning in 1996.

         The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                1998        1997
                                              --------    --------
Deferred tax assets:
   Accrued compensation ...................   $  4,997    $  1,684
   Accrued costs on Year 2000 contracts ...      2,102        --
   Net operating loss .....................      5,375         625
   Research and development tax credit ....      1,759        --
   Other ..................................        459        --
                                              --------    --------

      Total deferred tax assets ...........     14,692       2,309

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED):

                                                            1998         1997
                                                          --------     --------
         Deferred tax liabilities:
            Cash to accrual conversion ...............        (238)        (500)
            Intangibles ..............................        (750)        --
            Foreign ..................................        (460)         (40)
            Other ....................................        (247)        (151)
                                                          --------     --------

                  Total deferred tax liabilities .....      (1,695)        (691)
                                                          --------     --------
         Net deferred tax asset before
            valuation allowance ......................      12,997        1,618
         Valuation allowance - foreign ...............        (450)        (315)
                                                          --------     --------
         Deferred tax asset
            net of valuation allowance ...............    $ 12,547     $  1,303
                                                          ========     ========

         The balance sheet classification of the net deferred tax asset is summarized as follows (in thousands):

                                                             1998         1997
                                                          --------     --------
         Deferred tax asset -  current ..............     $ 14,051     $  1,889
         Deferred tax liability - current ...........         (464)         (40)
         Deferred tax liability - noncurrent ........       (1,040)        (546)
                                                          --------     --------

                                                          $ 12,547     $  1,303
                                                          ========     ========

         As reflected above, as of December 31, 1998 and 1997, the Company has recorded a valuation allowance of approximately $450,000 and $315,000, respectively, against the deferred tax asset related to net operating losses and non deductible accruals and reserves of a foreign subsidiary.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED):

         As of December 31, 1998, the Company had approximately $13 million of net operating loss carryforwards for regular income tax purposes which will expire between 2012 and 2013.

         During the year ended December 31, 1998 and 1997, various non-statutory stock options were exercised resulting in tax benefits of approximately $21.9 million and $6.8 million in 1998 and 1997, respectively, which were directly credited to shareholders' equity.

         Under the Indian Income Tax Act of 1961 (the "Act"), a substantial portion of IMR-India's income is exempt from Indian Income Tax as profits attributable to export operations or a tax holiday expiring in 2007. Under the Act, there are certain alternative minimum tax provisions which impose tax on net profits at a rate of 10.5%. Management has determined that these provisions are not currently applicable due to the tax holiday. Accordingly, the effective tax rate imposed on IMR-India's income is substantially less than the current statutory rate of 35%.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $20 million at December 31, 1998. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. Determination of the amount of unrecognized deferred United States income tax liability or foreign tax withholding is not practicable because of the complexities associated with its hypothetical calculation.

         The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 35% in 1998 and 1997 and 34% in 1996 to the income before income taxes and minority interest (in thousands).

                                                           1998     1997      1996
                                                         -------   -------   -------
         Statutory tax provision .....................   $10,958   $ 6,081   $ 1,604
         State taxes, net of federal benefit .........       897       737        34
         U.S. S Corporation income not subject to
            federal income taxes .....................      --        --        (989)
         Foreign and U.S. tax effects
            attributable to foreign operations .......       238    (1,802)     (365)
         (Income) loss in foreign equity investment ..      --        --         (22)
         Termination of S Corporation status .........      --        --       1,075
         Increase in valuation allowance .............       135       315      --
         Other net ...................................       167       101        64
                                                         -------   -------   -------

               Total provision for income taxes ......   $12,395   $ 5,432   $ 1,401
                                                         =======   =======   =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LEASES:

         The Company leases office facilities and certain residential premises for employees under noncancellable operating lease agreements. Rental expense under these leases was approximately $2.1 million, $1.1 million and $604,000 during 1998, 1997 and 1996, respectively. Future minimum lease payments as of December 31, 1998 for leases with noncancellable terms in excess of one year are approximately as follows (in thousands):

         1999 ...............................................  $ 2,574
         2000 ...............................................    1,780
         2001 ...............................................    1,560
         2002 ...............................................    1,437
         2003 ...............................................      958
         Thereafter .........................................    4,495
                                                               -------

         Total minimum payments .............................  $12,804
                                                               =======

13. SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS:

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

         On November 11, 1996, in connection with the termination of IMR's S corporation election (see Note 1), IMR's remaining retained earnings were transferred to additional paid-in capital. Also, a cash dividend of $1.6 million was paid to the shareholders of the S Corporation as a final distribution of Subchapter S earnings.

         During November 1996, the Company completed an initial public offering and received $40.7 million in cash (net of offering expenses of $1.1 million) in exchange for the issuance of 7,228,125 shares of common stock. The Company's common stock commenced trading on the Nasdaq National Market on November 8, 1996.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         On March 9, 1998 and June 17, 1997, the Company declared 3-for-2 stock splits in the form of stock dividends payable on April 3, 1998 and July 10, 1997, respectively, to shareholders of record on March 20, 1998 and June 26, 1997, respectively. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted.

         During July 1997, the Company completed a public offering and received $52.5 million in cash (net of offering expenses of $600,000) in exchange for the issuance of 2,587,500 shares of common stock.

         On May 4, 1998, the shareholders approved (i) an amendment to 4.1 of the Company's Amended and Restated Articles of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance from 40,000,000 to 100,000,000 shares, (ii) an increase in the number of shares of Common Stock available for grant under the Company's Stock Incentive Plan from 12,253,455 to 16,003,455 shares.

         EMPLOYEE STOCK OPTION PLAN--IMR has granted certain employees non-qualified stock options with vesting periods of up to five years. The number of shares of common stock authorized for issuance under this plan is 16,003,455. These options give the employees the right to purchase common stock at an exercise price at least equal to the fair market value of the stock at the date of the option's grant. On July 15, 1996 management reset the term for all options granted through that date to 10 years starting July 15, 1996. All options granted subsequent to July 15, 1996 expire 7 to 10 years from their grant date.

         NONEMPLOYEE DIRECTORS STOCK OPTION PLAN--During September 1996, the Company established the Nonemployee Directors Stock Option Plan, whereby nonemployee directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 337,500. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each nonemployee director is granted an option of 22,500 shares for each two year period they serve on the Board. The options expire 10 years from the grant date. Beginning with the grant date, these options vest 50% at the end of the first year and 100% at the end of the second year. As of December 31, 1998, 225,000 options are available for future grants and 112,500 options are outstanding of which 67,500 are exercisable.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         STOCK OPTION DISCLOSURES--The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in connection with the issuance of these options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for the awards under the plan consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share for the year ended December 31, 1998, 1997 and 1996 would have been reduced to the adjusted amounts indicated below:

                                                    1998       1997       1996
                                                  --------   --------   -------
         Pro forma net income:
            As reported.......................... $ 18,909   $ 11,895   $ 2,545
            As adjusted (unaudited).............. $ 10,489   $  9,956   $ 1,733

         Pro forma diluted earnings per share:
            As reported.......................... $   0.50   $   0.35   $  0.09
            As adjusted (unaudited).............. $   0.28   $   0.29   $  0.07

         The pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

         The estimated per share fair value of options granted during 1998, 1997 and 1996 was $17.12, $12.46 and $0.31, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: no dividend yield for each year presented; risk-free interest rates of 5.3%, 6.0% and 5.9%; expected lives of the options prior to exercise of 5.0, 6.5 and 10.4 years. For options granted prior to the Company's initial public offering in November, 1996, volatility of the stock price was omitted from the pricing model as permitted by SFAS No. 123. For 1998 and 1997 option grants, a volatility measure of 80% and 85%, respectively, was employed.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                       1998                               1997                                1996
                           ----------------------------      -----------------------------       ------------------------------
                                            Weighted-                          Weighted-                           Weighted-
                                             Average                            Average                             Average
   Fixed Options             Shares      Exercise Price        Shares       Exercise Price          Shares       Exercise Price
----------------------     ----------    --------------      ----------     --------------       ----------      --------------
Outstanding at
  beginning of year        12,545,095      $    1.31         11,632,657       $     0.46          4,962,262        $   0.05
Granted                     1,279,450      $   25.28          2,015,700       $    16.12          7,265,250        $   0.66
Exercised                  (2,804,291)     $    0.34         (1,071,748)      $     0.25           (306,382)       $   0.05
Cancelled                    (215,440)     $   16.50            (31,514)      $     2.25           (288,473)       $   0.05
                           ----------                        ----------                          ----------

Outstanding at
   end of year             10,804,814                        12,545,095                          11,632,657
                           ==========                        ==========                          ==========

Options exercisable
   at year-end              7,375,447                         9,541,970                          10,240,673
                           ==========                        ==========                          ==========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         The following table summarizes certain information about stock options at December 31, 1998:

                         Options Outstanding                               Options Exercisable
          -----------------------------------------------------     --------------------------------
             Number        Weighted-Average                            Number
          Outstanding         Remaining                             Exercisable
          at 12/31/98      Contractual Life     Exercise Prices     at 12/31/98      Exercise Prices
          -----------      ----------------     ---------------     -----------      ---------------
             7,445,929          7.5 years         $   0.05-2.25        6,881,640      $   0.05-2.25
               310,500          7.8 years         $   4.45-6.22          162,000      $   4.45-6.22
               108,000          8.2 years         $        5.05           21,600      $        5.05
                 7,875          8.1 years         $        8.45            1,350      $        8.45
               775,310          8   years         $ 11.85-15.08          141,627      $ 11.85-15.08
             1,129,700          8.8 years         $ 18.25-18.75          164,980      $ 18.25-18.75
               285,000          9.2 years         $ 20.06-22.93            2,250      $ 20.06-22.93
               555,000          9.5 years         $ 24.06-31.75                -      $ 24.06-31.75
               187,500          9.8 years         $ 34.38-37.17                -      $ 34.38-37.17
           -----------                                                ----------

            10,804,814                                                 7,375,447
           ===========                                                ==========

         As of December 31, 1998, options to purchase 1,587,718 shares of Common Stock were available for future grants.

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         IMR-INDIA STOCK OPTION PLAN--IMR-India has adopted a separate Employee Share Option Policy which provides for grants of options to employees to purchase common shares of IMR-India. The maximum number of options that may be granted under the policy is 51,900 common shares. Under the policy, options granted to an employee vest upon completion of five years of continuous employment with IMR-India or its affiliates. Vested options are valid for exercise during the employees' employment with IMR-India or its affiliates and for a period of six months thereafter. Options that are not exercised within six months of cessation of employment expire.

         A summary of the status of IMR-India's stock option plan is as follows:

                                                                    Weighted
                                                                     Average
                                                    Shares       Exercise Price
                                                   --------      --------------
         Balance, December 31, 1996..............    20,500       $0.00 - $0.28
         Granted.................................     4,000          $22.82
         Canceled................................    (4,500)         $(0.00)
                                                   --------

         Balance, December 31, 1997..............    20,000          $4.66

         Exercised...............................    (8,220)         $0.23
         Canceled................................    (9,325)        $(0.23)
                                                   --------

         Balance, December 31, 1998..............     2,455       $0.23-$22.82
                                                   ========       ============

         At December 31, 1998 and 1997, exercisable options were 0 and 6,400, respectively.

         Compensation expense has been recognized on the difference between fair value at the date of the grant and the exercise price pursuant to APB Opinion No. 25. Compensation expense is recognized over the life of the options. Compensation expense under this plan for the years ended December 31, 1998, 1997 and 1996 was less than $3,000 annually. Under IMR-India's policy, options granted subsequent to September 6, 1996 are granted at an exercise price equal to the fair market value of the common shares of IMR-India at the time of the grant. During 1998, management decided not to issue any additional shares under this plan.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. EMPLOYEE BENEFIT PLANS:

         Defined contribution plans cover employees in the United States and certain other countries, including Australia, France and India. Employees may contribute to these plans and the Company matches these contributions in varying amounts. Defined contribution pension expense for the years ended December 31, 1998, 1997 and 1996 was $1.0 million, $270,000 and $105,000, respectively.

         During 1998, the Company established a deferred compensation plan which allows certain U.S. employees to defer portions of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of the Company as they are available to the general creditors of the Company in the event of the Company's insolvency. The value of the assets at December 31, 1998 was $2.8 million and is included in other assets. The related liability is included in accrued compensation. The assets are invested in variable life insurance products. At December 31, 1998 book value approximated fair value.

15. CONCENTRATIONS OF CREDIT RISK:

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

         Concentrations of credit risk with respect to accounts receivable is limited due to the dispersion of the Company's customer base across different industries and geographies. The Company's two largest customers accounted for approximately 16%, 17% and 40% of revenue for the years ended December 31, 1998, 1997 and 1996, respectively, and 7% and 14% of accounts receivable as of December 31, 1998 and 1997, respectively. No other customer accounted for 10% of revenue or accounts receivable for the above periods.

16. OTHER INCOME:

         Other income is summarized as follows (in thousands):

                                                   1998        1997        1996
                                                 -------     -------     -------
         Investment income                       $ 4,548     $ 2,014     $   192
         Income (loss) in equity investment         --          --            83
         Other income (expense)                       43         (67)         61
                                                 -------     -------     -------

                                                 $ 4,591     $ 1,947     $   336
                                                 =======     =======     =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES:

         During June 1998, the Company purchased land for the construction of new facilities for its corporate headquarters. The land and commitments for the construction of the first two buildings on the site are expected to cost approximately $15 million of which approximately $4.2 million has been expended at December 31, 1998.

         The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

                                                                1998         1997        1996
                                                             ---------     --------    --------
         Cash paid during the year for interest............. $     218     $   132     $   301
                                                             =========     =======     =======
         Cash paid during the year for income taxes......... $   1,376     $ 1,595     $   132
                                                             =========     =======     =======
         Noncash investing and financing activities:
            Notes payable-shareholders issued in
               lieu of dividend............................. $       -     $     -     $   801
                                                             =========     =======     =======
            Common stock issued in connection
               with acquisition of subsidiaries............. $  19,186     $ 1,800     $     -
                                                             =========     =======     =======
            Deferred payments for acquisition
               of subsidiaries.............................. $   1,478     $ 1,608     $     -
                                                             =========     =======     =======

19. SEGMENT INFORMATION (IN THOUSANDS):

                                                                1998         1997        1996
                                                             ---------     --------    --------
         Revenue by service offering:
            Transitional outsourcing........................ $  66,930     $29,448     $16,385
            Year 2000.......................................    77,217      44,479       7,487
            Professional services...........................    14,105       9,623       4,076
                                                             ---------     -------     -------

                  Total revenue............................. $ 158,252     $83,550     $27,948
                                                             =========     =======     =======

         Revenue by geography:
            North America................................... $ 117,718     $63,059     $27,230
            Europe..........................................    32,520      18,178           -
            Asia Pacific....................................     8,014       2,313         718
                                                             ---------     -------     -------

                  Total revenue............................. $ 158,252     $83,550     $27,948
                                                             =========     =======     =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SEGMENT INFORMATION (CONTINUED):

                                                    1998        1997      1996
                                                  --------   ---------   ------
         Income from operations:
            Sales organizations:
               North America..................... $ 28,958   $  12,334   $3,469
               Europe............................    4,696         125        -
               Asia Pacific......................    1,841         134        -
            Software Development Centers.........    8,129       5,052    1,315
                                                  --------   ---------   ------

               Income from operations - sales
                    and delivery centers.........   43,624      17,645    4,784

            Research and development.............   (6,247)       (919)       -
            Goodwill amortization................   (2,074)     (1,123)    (100)
            Purchased technology.................   (8,345)          -        -
                                                  --------   ---------   ------

               Income from operations............ $ 26,958   $  15,603   $4,684
                                                  ========   =========   ======

         Identifiable assets at December 31:
            Sales organizations:
               North America..................... $205,700    $128,348
               Europe............................   23,958       7,253
               Asia Pacific......................    4,108         633
            Software Delivery Organizations:
               India.............................   22,247      13,519
               Northern Ireland..................    2,565       2,663
            Eliminations.........................  (40,889)    (17,063)
                                                  --------    --------

               Total assets...................... $217,689    $135,353
                                                  ========    ========

         The Company is engaged in one business segment. The sales organizations provide IT transitional outsourcing services to large companies in North America, Europe and Australia. Software Development Centers consist of two Indian facilities and one Northern Ireland facility that provide software development services to the sales organizations. Intercompany sales between geographical areas are accounted for at prices representative of unaffiliated party transactions and are eliminated in consolidation.

         The chief operating decision makers of the Company review revenue by geography and service offering. Operating results and other financial measures are reviewed on a consolidated basis, as regional managers have discretion in allocating resources among service offerings and due to the significant amount of intercompany transactions across all geographic regions. Operating results by geography include charges for sales, general and administrative expenses.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

         During 1998 and 1997, the Company completed five international acquisitions (See Note 2). The following unaudited table compares the Company's reported operating results to pro forma information prepared on the basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                             December 31,
                                                        ----------------------
                                                          1998          1997
                                                        ---------    ---------
         As reported:
            Revenue.................................... $ 158,252    $  83,550
            Net income................................. $  18,909    $  11,895
            Basic earnings per share................... $    0.67    $    0.49
            Diluted earnings per share................. $    0.50    $    0.35

         Pro forma (unaudited):
            Revenue.................................... $ 175,013    $ 114,341
            Net income................................. $  19,801    $  14,616
            Basic earnings per share................... $    0.70    $    0.58
            Diluted earnings per share................. $    0.52    $    0.41

         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1997 or of future operations of the combined companies under the ownership and management of the Company.

21. SUBSEQUENT EVENTS:

         On January 8, 1999, the Company acquired 100% of the outstanding stock of Atechsys S.A. ("Atechsys"), a privately held information technology company based in Paris, France. Atechsys specializes in business and technology consulting specific to capital market businesses. In exchange for Atechsys' common stock IMRglogal Corp. issued 720,000 shares of its common stock. The acquisition will be accounted for as a pooling of interest pursuant to the provisions of APB Opinion No. 16. Revenue and net income for 1998 for Atechsys were approximately $11 million and $1 million, respectively. Impact on 1998 diluted earnings per share is $0.02. The Company has not determined the impact of any accounting changes on Atechsys' operations.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SUBSEQUENT EVENTS (CONTINUED):

         On January 15, 1999, the Company acquired 100% of the outstanding stock of ECWerks, Inc. ("ECWerks"), a privately held leading electronic commerce business and technology consulting company based in Tampa, Florida. In exchange for ECWerks' common stock, ECWerks' shareholders received cash and 163,054 shares of IMRglobal Corp. common stock valued at approximately $5.0 million with additional contingent payments if certain specific goals are achieved during 1999. The acquisition will be accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed 20 years.

         During January 1999, the Company entered into an agreement to purchase land and buildings in Bangalore, India for an approximate cost of $1.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with any of IMR's accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On January 14, 1999, IMR appointed Ernst & Young LLP as the independent accounting firm engaged as the principal accounting firm to audit IMR's financial statements for the year ended December 31, 1998. The decision to change the principal accounting firm was approved by the Audit Committee of IMR's Board of Directors on January 14, 1999. For further information relating to IMR's change in certifying accountants, please refer to IMR's Current Report on Form 8-K dated January 15, 1999 on file with the Commission.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 with respect to the directors and executive officers of the Company is incorporated herein by reference to the material under the caption "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

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

         (b)     FORM 8-K

             (1) There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

             (2) The Registrant filed a report on Form 8-K on January 15, 1999 under Item 4 disclosing a change in the Registrant's certifying accountant.

         (c)     EXHIBITS

                 The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------    -------------------------------------------------------------------
   3.1*      Amended and Restated Articles of Incorporation of the Registrant.
   3.2*      Restated Bylaws of the Registrant.
   4.1       See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
             Certificate of Incorporation and Restated Bylaws of the Registrant
             defining rights of the holders of Common Stock of the Registrant.
   4.2*      Specimen Stock Certificate.
  10.1       Master Services Agreement dated April 1, 1996 between the
             Registrant and IMR-India. (Incorporated by reference to Exhibit
             10.4 filed with IMR's Registration Statement on Form S-1)
             (Registration No. 333-12037).
  10.2       Master Services Agreement dated April 1, 1996 between IMR-U.K. and
             IMR-India. (Incorporated by reference to Exhibit 10.5 filed with IMR's Registration Statement on Form S-1) (Registration No.
             333-12037).
  10.3       Master Services Agreement for Information Technology Professional
             and related schedules between the Registrant and Dayton Hudson
             Corporation. (Incorporated by reference to Exhibit 10.9 filed with IMR's Registration Statement on Form S-1) (Registration No.
             333-12037).
  10.4       Master Services Agreement and related schedules between the
             Registrant and Dean Witter Discover & Co., Inc. (Incorporated by reference to Exhibit 10.10 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
  10.5       Master Agreement for Computer Consulting and Programming Services
             and related schedules between the Registrant and Target Stores.
             (Incorporated by reference to Exhibit 10.12 filed with IMR's
             Registration Statement on Form S-1) (Registration No. 333-12037).
  10.6       Revolving Line of Credit Business Loan Agreement dated June 5, 1996 between the Registrant and Barnett Bank of Pinellas County and related Promissory Note, Commercial Security Agreement and
             Continuing Unlimited Commercial Guaranty, each dated June 5, 1996.
             (Incorporated by reference to Exhibit 10.13 filed with IMR's
             Registration Statement on Form S-1) (Registration No. 333-12037).
  10.7       Principal Plus Interest Business Loan Agreement dated June 5, 1996 between the Registrant and Barnett Bank of Pinellas County and related Promissory Note, Commercial Security Agreement and
             Continuing Unlimited Commercial Guaranty each dated June 5, 1996.
             (Incorporated by reference to Exhibit 10.14 filed with IMR's
             Registration Statement on Form S-1) (Registration No. 333-12037).
  10.8       Form of Employment Agreement between Registrant and Satish K.
             Sanan. (Incorporated by reference to Exhibit 10.15 with IMR's
             Registration Statement on Form S-1) (Registration No. 333-12037).
  10.9       401(k) Profit Sharing Plan effective January 1, 1992 and Amendment thereto effective January 1, 1994. (Incorporated by reference to Exhibit 10.17 filed with IMR's Registration Statement on Form S-1)
             (Registration No. 333-12037).
 10.10       Stock Incentive Plan effective July 15, 1996. (Incorporated by reference to Exhibit 10.18 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
 10.11       Form of Directors Stock Option Plan. (Incorporated by reference to
             Exhibit 10.19 filed with IMR's Registration Statement on Form S-1)
             (Registration No. 333-12037).
 10.12       Form of Employee Stock Purchase Plan. (Incorporated by reference to
             Exhibit 10.20 filed with IMR's Registration Statement on Form S-1)
             (Registration No. 333-12037).
 10.13       Lease Agreement dated March 22, 1993 between the Registrant and ABR
             Plymouth Plaza, Ltd. regarding 22,578 square feet of office space located at 26750 U.S. Highway 19 North, Clearwater, Florida; First
             Amendment to Lease Agreement dated October 18, 1995 and Second
             Amendment to Lease Agreement dated December 11, 1995. (Incorporated by reference to Exhibit 10.21 filed with IMR's Registration
             Statement on Form S-1) (Registration No. 333-12037).

                                  EXHIBIT INDEX

(CONTINUED)

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------    -------------------------------------------------------------------
 10.14       Loan Agreement between IMR-India and Canara Bank and related documents. (Incorporated by reference to Exhibit 10.27 filed with
             IMR's Registration Statement on Form S-1) (Registration No.
             333-12037).
 10.15       Loan Agreement between IMR-India and Exim Bank of India and related documents. (Incorporated by reference to Exhibit 10.28 filed with
             IMR's Registration Statement on Form S-1) (Registration No.
             333-12037).
 10.16       Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.29 filed with Annual Report on Form 10-K)
             (Commission File No. 0-28840).
 10.17       Acquisition Agreement dated January 13, 1997 between the Registrant and Philip and Sheila Shipperlee relating to the acquisitions of
             Link Group Holdings Limited. (Incorporated herein by reference to
             Exhibit 2.1 filed with Current Report on Form 8-K filed with the
             Commission on January 13, 1997) (Commission File No. 0-28840).
 10.18       Share Purchase Agreement dated January 13, 1998 between the
             Registrant and Satish and Anne Sanan relating to the acquisition of
             IMR-U.K. (Incorporated herein by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1)
             (Registration No. 333-30741).
 10.19       Share Purchase Agreement dated May 15, 1998 between the Registrant and Jean Rene Lyon, Pierre Barberis, Marie-Amelie Barberis, Romain
             Barberis and Didier Lamour (Sellers) relating to the acquisition of
             Lyon Consultants, S.A. (Incorporated herein by reference to Exhibit
             2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on May 28, 1998) (Commision File No. 0-28840).
 11.1        Computation of Net Income Per Share.
 21.1        List of Subsidiaries.
 23.1        Consent of PricewaterhouseCoopers LLP.
 23.2        Consent of Ernst & Young L.L.P.
 24.1        Powers of Attorney (included on signature page).
 27.1        Financial Data Schedule.
------------
* Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Registration No. 333-12037).


+ Confidential treatment has been granted with respect to portions of these documents. The omitted portions of these documents have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 1999.

                                              IMRGLOBAL CORP.

                                              By: /s/ SATISH K. SANAN
                                                  ------------------------------
                                                      Satish K. Sanan
                                                      Chief Executive Officer

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

              SIGNATURE                               TITLE                        DATE
              ---------                               -----                        ----
/s/ SATISH K. SANAN                  Chief Executive Officer                 March 29, 1999
-----------------------------------     (Principal Executive Officer)
          Satish K. Sanan               and Director

/S/ John R. Hindman                  President                               March 29, 1999
-----------------------------------     (Principal Operating Officer)
          John R. Hindman

/S/ Robert M. Molsick                Chief Financial Officer                 March 29, 1999
-----------------------------------     (Principal Financial Officer)
         Robert M. Molsick

/S/ Michael J. Dean                  Vice President-finance, Controller      March 29, 1999
-----------------------------------     (Principal Accounting Officer)
          Michael J. Dean

/S/ Vincent Addonisio                Senior Vice President                   March 29, 1999
-----------------------------------     Director
         Vincent Addonisio

/S/ Philip Shipperlee                Senior Vice President-global            March 29, 1999
-----------------------------------     Sales and Marketing
         Philip Shipperlee              Director

/S/ Charles C. Luthin                Director                                March 29, 1999
-----------------------------------
         Charles C. Luthin

/S/ Jeffery S. Slowgrove             Director                                March 29, 1999
-----------------------------------
       Jeffery S. Slowgrove

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

 11.1          Computation of Net Income Per Share.
 21.1          List of Subsidiaries.
 23.1          Consent of PricewaterhouseCoopers LLP.
 23.2          Consent of Ernst & Young L.L.P.
 27.1          Financial Data Schedule.