Form 10-Q
period 1999-03-31
IMRGLOBAL CORP
filed 1999-05-14
CIK 1021772

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                         Commission File Number 0-28840


                                 IMRGLOBAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              FLORIDA                                  59-2911475
--------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        26750 U.S. HIGHWAY 19 NORTH, SUITE 500, CLEARWATER, FLORIDA 33761
        -----------------------------------------------------------------
             (Address of principal executive offices and zip code)


                                  727-797-7080
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         As of May 6, 1999, there were 34,295,941 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
  ITEM 1.     Consolidated Balance Sheets
              as of March 31, 1999 and December 31, 1998.....................3

              Consolidated Statements of Operations
              for the Three Months Ended March 31, 1999
              and 1998.......................................................4

              Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1999
              and 1998.......................................................5

              Notes to Consolidated Financial Statements.....................6

  ITEM 2.     Management's Discussion and Analysis of Results of
              Operations and Financial Condition............................12


                         PART II - OTHER INFORMATION


  ITEM 1.       Legal Proceedings...........................................17

  ITEM 5.       Other Information...........................................17

  ITEM 6.       Exhibits and Reports on Form 8-K............................17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                March 31,     December 31,
                                                                                  1999           1998
                                                                               ----------     ------------
                                                                               (Unaudited)     (Restated)
                                                                                               (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents .................................................   $  79,593    $  94,659
   Marketable securities .....................................................      34,564       20,758
   Accounts receivable, net of allowance .....................................      33,815       33,350
   Unbilled work in process ..................................................       7,703        5,586
   Deferred taxes ............................................................      11,027       14,051
   Prepaid expenses and other current assets .................................       4,056        4,461
                                                                                 ---------     --------

         Total current assets ................................................     170,758      172,865

Property and equipment, net of accumulated depreciation ......................      27,913       22,451
Capitalized software costs, net of accumulated amortization ..................         704           --
Deposits and other assets ....................................................       6,211        5,618
Intangible assets, net of accumulated amortization ...........................      43,062       36,845
                                                                                 ---------      -------

         Total assets ........................................................   $ 248,648    $ 237,779
                                                                                 =========    =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................................   $  14,209    $   8,066
   Accrued compensation ......................................................      16,903       11,076
   Deferred revenue ..........................................................       3,275        5,393
   Other current liabilities .................................................      20,554       22,304
                                                                                 ---------    ---------

         Total current liabilities ...........................................      54,941       46,839

Long-term debt ...............................................................       1,899        2,292
Deferred tax liability .......................................................         646        1,039
Accrued compensation .........................................................       2,712        8,127
                                                                                 ---------    ---------

         Total liabilities ...................................................      60,198       58,297
                                                                                 ---------    ---------
Shareholders' equity:
   Preferred stock ...........................................................          --           --
   Common stock ..............................................................       3,436        3,413
   Additional paid-in capital ................................................     145,310      140,632
   Retained earnings .........................................................      41,902       36,496
   Accumulated other comprehensive expense ...................................      (2,198)      (1,059)
                                                                                 ---------    ----------

         Total shareholders' equity ..........................................     188,450      179,482
                                                                                 ---------    ---------

         Total liabilities and shareholders' equity ..........................   $ 248,648    $ 237,779
                                                                                 =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)



                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
                                                                             (Restated)
Revenue .....................................................   $ 56,155    $ 36,492
Cost of revenue .............................................     28,859      19,944
                                                                --------    --------

         Gross profit .......................................     27,296      16,548

Selling, general and administrative expenses ................     12,072       8,665
Research and development expenses ...........................      1,284       1,042
Goodwill and intangible amortization ........................        821         290
Acquisition costs ...........................................      3,785          --
Acceleration of stock appreciation rights upon
    acquisition .............................................      1,804          --
                                                                --------    --------

         Income from operations .............................      7,530       6,551

Other income (expense):
         Interest expense ...................................        (70)        (76)
         Interest income and other ..........................      1,399       1,154
                                                                --------    --------

         Total other income .................................      1,329       1,078
                                                                --------    --------

Income before provisions for income taxes ...................      8,859       7,629

Provision for income taxes ..................................      3,453       2,276
                                                                --------    --------

         Net income .........................................   $  5,406    $  5,353
                                                                ========    ========
Earnings per share:

         Basic ..............................................   $   0.16    $   0.18
                                                                ========    ========

         Diluted ............................................   $   0.13    $   0.13
                                                                ========    ========
Shares outstanding:

         Basic ..............................................     34,301      30,253
                                                                ========    ========

         Diluted ............................................     42,362      41,736
                                                                ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)



                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                               1999          1998
                                                                         -------------   ------------
                                                                                          (Restated)
Cash flows from operating activities:

   Net income .......................................................     $    5,406      $    5,353
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization .................................          1,947             809
      Deferred taxes ................................................          2,630             (37)
      Tax benefit of stock options ..................................            427           1,499
      Other .........................................................              9              47
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process ...........         (1,902)         (9,081)
         Other current assets .......................................            256           2,265
         Deposits and other assets ..................................           (537)           (584)
         Accounts payable and other liabilities .....................          2,021           3,609
         Accrued compensation .......................................           (402)         (1,763)
         Income tax .................................................           (121)          1,112
         Deferred revenue ...........................................         (2,117)          1,501
                                                                          ----------      ----------

         Total adjustments ..........................................          2,211            (623)
                                                                          ----------      ----------

         Net cash provided by operating activities ..................          7,617           4,730
                                                                          ----------      ----------
Cash flows from investing activities:
   Acquisition of consolidated subsidiaries, net of cash acquired ...            (47)            703
   Investment in marketable securities, net .........................        (13,806)         (1,190)
   Additions to capitalized software costs ..........................           (704)             --
   Additions to property and equipment ..............................         (6,295)         (3,562)
                                                                          -----------      ---------

         Net cash used in investing activities ......................        (20,852)         (4,049)
                                                                          -----------      ---------
Cash flows from financing activities:
   Net repayments from revolving credit line ........................           (224)            225
   Proceeds from long-term debt and notes ...........................             --           1,530
   Payments on long-term debt, notes and capital leases .............         (1,491)           (139)
   Proceeds from issuance of common stock ...........................            759             138
                                                                          -----------      ---------

         Net cash provided by (used in) financing activities ........           (956)          1,754
                                                                          -----------      ---------

Effect of exchange rate changes .....................................           (875)            (26)
                                                                          -----------      ---------

Net increase (decrease) in cash and cash equivalents ................        (15,066)          2,409
Cash and cash equivalents at beginning of period ....................         94,659          87,350
                                                                          -----------     ----------

Cash and cash equivalents at end of period ..........................     $   79,593      $   89,759
                                                                          ===========     ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. In January 1999, IMRglobal acquired all of the outstanding capital stock of Atechsys S.A. ("Atechsys") in an acquisition accounted for as a pooling of interests. In March 1999, IMRglobal acquired all of the outstanding capital stock of Fusion Systems Japan Co., Ltd. ("Fusion") in an acquisition accounted for as a pooling of interests. All prior period consolidated financial statements presented herein have been restated to include the financial position, results of operations and cash flows of Atechsys and Fusion.

         These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K)") as filed with the Securities and Exchange Commission (the "Commission"). Form 10-K has not been restated to include the financial position, results of operations and cash flows of Atechsys and Fusion.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         COMPUTATION OF EARNINGS PER SHARE - Per share data and number of shares outstanding have been adjusted to reflect the 3-for-2 stock split in the form of stock dividend paid by IMRglobal on April 3, 1998. Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Weighted average
   common stock outstanding.........................        34,301        30,253

Weighted average
   common stock equivalents.........................         8,061        11,483
                                                        ----------    ----------
Shares used in diluted earnings
   per share calculation............................        42,362        41,736
                                                        ==========    ==========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CAPITALIZED SOFTWARE COSTS - Capitalized software costs are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product or process is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product or process have been completed. Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product.

3.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for the three months ended March 31, 1999 are summarized as follows (in thousands):


                                                                                         Accumulated
                                       Comprehensive                                        Other
                                          Income       Common     Paid-in    Retained   Comprehensive
                                          (Loss)       Stock      Capital    Earnings        Loss         Total
                                        ---------    ---------   ---------   ---------  -------------   ----------
Balance, December 31, 1998 (Restated)   $    --      $   3,413   $ 140,632   $  36,496   $     (1,059)   $ 179,482
Common stock issued in
   connection with acquisitions .....        --             16       3,500        --             --          3,516
Employee stock purchase plan ........        --              1         245        --             --            246
Stock options exercised .............        --              6         506        --             --            512
Tax benefit of
   stock options exercised ..........        --           --           427        --             --            427
Net income ..........................       5,406         --          --         5,406           --          5,406
Translation adjustment ..............      (1,139)        --          --          --           (1,139)      (1,139)
                                        ---------
Comprehensive income ................   $   4,267         --          --          --             --           --
                                        =========    ---------   ---------   ---------   ------------   ----------
Balance, March 31, 1999.............                 $   3,436   $ 145,310   $  41,902   $     (2,198)  $  188,450
                                                     =========   =========   =========   ============   ==========

         IMRglobal has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income (loss) and its components. Comprehensive income (loss) presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for periods beginning after December 15, 1997. IMRglobal has elected to disclose this information in the Statement of Shareholders' Equity. As of March 31, 1999, the accumulated other comprehensive loss account consists of cumulative foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1998 was $5,288 which included $65 translation adjustment.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

4.       ACQUISITIONS

         ATECHSYS S.A. ("ATECHSYS") - On January 8, 1999, IMRglobal acquired 100% of the outstanding stock of Atechsys S.A., a privately held information technology company based in Paris, France, specializing in business and technology consulting specific to capital markets businesses. In exchange for Atechsys' common stock, Atechsys' shareholders received 648,621 shares of IMRglobal common stock. The Atechsys acquisition is accounted for as a pooling of interest combination pursuant to the provisions of APB Opinion No. 16. Current year and prior year financial statements have been restated to give affect to the business combination. Costs of approximately $1.7 million related to the acquisition have been charged to acquisition costs and included in the statements of operations.

         ECWERKS, INC. ("ECWERKS") - On January 15, 1999, IMRglobal acquired 100% of the outstanding stock of ECWerks, Inc., a privately held electronic commerce business and technology consulting company based in Tampa, Florida. In exchange for ECWerks' common stock, ECWerks' shareholders received 163,054 shares of IMRglobal's common stock and cash of approximately $548,000. In addition, a contingent payment of up to 1,555,556 shares of common stock is payable if certain specified financial goals are achieved during 1999. The ECWerks acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed 20 years. The impact of the ECWerks acquisition is not material to the proforma results of operations for the three months ended March 31, 1998.

         FUSION SYSTEM JAPAN CO., LTD. ("FUSION") - On March 26, 1999, IMRglobal acquired 100% of the outstanding stock of Fusion systems Japan Co., Ltd., a privately held business and technology consulting company based in Tokyo, Japan. Fusion is comprised of three divisions, one focused on the capital markets businesses in Japan and Asia-Pacific, a Commercial Services division, which provides IT consulting services to large companies in Japan and a Client Services division which provides voice/data infrastructure solutions in Japan. Fusion also has a subsidiary in Boston that provides IT services to clients in the financial and commercial services industries. In exchange for Fusion's common stock, Fusion's shareholders received 3,735,536 shares of IMRglobal common stock. The Fusion acquisition is accounted for as a pooling of interest combination pursuant to the provisions of APB Opinion No. 16. Current year and prior year financial statements have been restated to give effect to the business combination. Costs of approximately $2.1 million related to the acquisition have been charged to acquisition costs and included in the statements of operations.

         During October 1996, Fusion initiated a Stock Appreciation Rights (SAR) plan to the majority of its employees. The terms of this plan provided a deferred benefit to employees based on the change in book value of Fusion. The plan also provided the payment of an amount equal to approximately 3% of Fusion's fair market value upon a merger or acquisition. Fair market value of Fusion was based on the consideration received by Fusion's shareholders upon consummation of the merger. In accordance with the SAR plan, IMRglobal's acquisition of Fusion resulted in a one-time charge of approximately $1.8 million as a full and final settlement of this plan. This amount is included in accrued compensation at March 31, 1999.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

4.       ACQUISITIONS (CONTINUED)

         The above transactions, excluding ECWerks, have been accounted for as pooling of interests and, accordingly, the consolidated statements for the periods presented have been restated to include the accounts of Atechsys and Fusion. Separate results of operations for the period prior to the mergers with Atechsys and Fusion are outlined below (in thousands).

                                                         Three Months Ended
                                                           March 31, 1998
                                                         ------------------
Revenue:
     IMRglobal ........................................       $ 32,327
     Atechsys .........................................          2,253
     Fusion ...........................................          1,912
                                                              --------
Combined ..............................................       $ 36,492
                                                              ========

Net income (loss):
     IMRglobal ........................................       $  5,498
     Atechsys .........................................            235
     Fusion ...........................................           (380)
                                                              --------
Combined ..............................................       $  5,353
                                                              ========

Other changes in shareholders' equity:
     IMRglobal ........................................       $  1,534
     Atechsys .........................................          1,056
     Fusion ...........................................          1,945
                                                              --------
Combined ..............................................       $  4,535
                                                              ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

5.       SEGMENT INFORMATION (IN THOUSANDS):


                                                                Three Months Ended
                                                          ------------------------------
                                                          March 31, 1999  March 31, 1998
                                                          --------------  --------------
Revenue by service offering:
   Transitional outsourcing ...............................   $ 36,981       $ 15,896
   Year 2000 ..............................................     15,675         17,821
   Professional services ..................................      3,499          2,775
                                                              --------       --------

         Total revenue ....................................   $ 56,155       $ 36,492
                                                              ========       ========
Income from operations:
   Sales organizations ....................................   $ 13,411       $  5,626
   Software Development Centers ...........................      1,813          2,257
                                                              --------       --------
         Income from operations -
            sales and delivery centers ....................     15,224          7,883

   Research and development ...............................     (1,284)        (1,042)
   Goodwill amortization ..................................       (821)          (290)
   Acquisition costs and acceleration of
      stock appreciation rights upon acquisition ..........     (5,589)          --
                                                              --------       --------

         Income from operations ...........................   $  7,530       $  6,551
                                                              ========       ========

         The Company is engaged in one business segment. The sales organization provides IT transitional outsourcing services to large companies in North America, Europe, Japan and Australia. Software Development Centers consist of two Indian facilities and one Northern Ireland facility that provide software development services to the sales organizations. Intercompany sales are accounted for at prices representative of unaffiliated party transactions and are eliminated in consolidation.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

6.       CONTINGENCY

         During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.0 million in cash and 499,353 shares in IMRglobal. In addition, the acquisition agreement provides that if the average price of the IMRglobal shares on NASDAQ is less than $27.24 per share for the seven trading days prior to May 15, 1999, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $27.24. On May 10, 1999 the average price of IMRglobal's shares for the seven trading days prior to May 10, 1999 was $18.188 per share. If the listed price remains at $18.188 per share at May 15, 1999, IMRglobal will owe approximately $4.5 million to the former shareholders of Lyon.

7.       SUBSEQUENT EVENT

         On April 28, 1999, IMRglobal acquired 100% of the outstanding stock of Professional Partners, Inc. and Lakewood Software Technology Center, Inc. (collectively referred to as PLP), a privately held provider of information technology services to the Property and Casualty insurance industry. In exchange for PLP's common stock, PLP's shareholders received $12.0 million in cash. The acquisition will be accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. The purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over the net assets acquired (goodwill) will be amortized over a period not to exceed 20 years.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, some matters discussed in this report, including but not limited to statements relating to rates of wage cost increases in comparison to rates of inflation in the countries in which IMRglobal does business, IMRglobal's ability to expand its infrastructure, the rate of revenue growth, future income from operations and the impact of the year 2000 on IMRglobal's results of operations and financial condition constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. IMRglobal notes that a variety of risk factors could cause IMRglobal's actual results and experience to differ materially from the anticipated results or other expectations expressed in IMRglobal's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in IMRglobal's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE. For the three months ended March 31, 1999, revenue increased to $56.2 million representing a 53.9% increase over revenue of $36.5 million for the three months ended March 31, 1998. The 1998 and 1999 acquisitions of ECWerks, Visual Systems, Inc. and Lyon Consultants, S.A. accounted for approximately one-half of the revenue increase. Revenue from IMRglobal's core transitional outsourcing services (software development, application maintenance and migration, re-engineering services, consulting and E-commerce) increased to $37.0 million or 132.6% for the quarter ended March 31, 1999, compared to $15.9 million for the quarter ended March 31, 1998. Revenue from IMRglobal's Year 2000 conversion services ("Year 2000 revenue") decreased to $15.7 million or 12.0% for the quarter ended March 31, 1999 compared to $17.8 million for the quarter ended March 31, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 27.9% for the three months ended March 31, 1999 as compared to 48.8% for the three months ended March 31, 1998. The decrease of Year 2000 revenue is expected to continue over the next four quarters.

         COST OF REVENUE. Cost of revenue was $28.9 million, or 51.4% of revenue, for the three months ended March 31, 1999, as compared to $19.9 million, or 54.7% of revenue, for the three months ended March 31, 1998. The decrease in cost of revenue as a percentage of revenue reflects: (i) productivity gains from IMRglobal's transformation and capital market toolsets;
(ii) improved utilization of software development personnel in India and Northern Ireland; and (iii) a 16.7% devaluation in the Indian Rupee since September 30, 1997, which resulted in reduced costs at IMRglobal's Indian software development centers. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMRglobal has operations, and IMRglobal anticipates that this trend will continue in the near term. IMRglobal has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that IMRglobal will be able to continue to increase prices to its customers to offset future wage increases.

         GROSS PROFIT. Gross profit increased 65.0% to $27.3 million in the first quarter of 1999 compared to $16.5 million in the prior comparable period. As a percentage of revenue, gross profit increased to 48.6% in the first quarter of 1999 compared to 45.3% in the first quarter of 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1999, selling, general and administrative (SG&A) expenses increased to $12.1 million, compared to $8.7 million for the three months ended March 31, 1998. As a percentage of revenue, SG&A expenses for the three months ended March 31, 1999 decreased to 21.5% from 23.7% for the same period in 1998. This decrease as a percentage of revenue occurred due to the rapid increase in revenue over the last twelve months compared to a lesser rate of increase in SG&A during the same period. The dollar increase in SG&A expenses is attributable to the addition of eight sales offices, the expansion of sales personnel, the Lyon, Visual and ECWerks acquisitions, expansion of IMRglobal's delivery capacity, regionalization of operations and increases in costs related to expanding IMRglobal's general support staff (primarily recruiting and human resources personnel). IMRglobal intends to continue to expand its SG&A infrastructure in order to position IMRglobal for continued revenue growth. Management does not expect revenue to continue growing at a faster rate than SG&A in the near term.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenses increased to approximately $1.3 million for the three months ended March 31, 1999 from approximately $1.0 million in the comparable period of 1998. As a percentage of revenue, R&D decreased to 2.3% from 2.9% for the same period in 1998. This decrease as a percentage of revenue occurred due to the capitalization of costs related to component development. The increase in dollars is attributable to: (i) the acquisition of Lyon and the continued development of Lyon's component technology for certain targeted industries offset by capitalized costs of components nearing completion; and (ii) the expansion of efforts to develop and enhance IMRglobal's transformation toolsets.

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $821,000 for the three months ended March 31, 1999 from approximately $290,000 for the three months ended March 31, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by the acquisition of ECWerks, Lyon and Visual.

         ACQUISITION COSTS AND ACCELERATION OF STOCK APPRECIATION RIGHTS UPON ACQUISITION. During the three months ended March 31, 1999, IMRglobal completed two acquisitions which were accounted for as pooling of interests. Acquisition expenses attributable to these mergers were approximately $3.8 million. In addition, the acquisition of Fusion accelerated the settlement of Fusion's SAR plan (See Note 4 of the Notes to Consolidated Financial Statements). The resultant one-time charge of approximately $1.8 million was made in accordance with the SAR plan document as full and final settlement of this plan.

         There were no acquisitions during the three months ended March 31, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         INCOME FROM OPERATIONS. Operating income for the first quarter of 1999 was $7.5 million compared to $6.6 million in the comparable period of 1998. As a percentage of revenue, income from operations for the three months ended March 31, 1999 decreased to 13.4% from 18.0% in the comparable period in 1998. The decrease in income from operations as a percentage of revenue was the result of one-time charges of $5.6 million for acquisition costs and acceleration of stock appreciation rights related to the Atechsys and Fusion acquisitions. Excluding these one-time charges income from operations was $13.1 million compared to $6.6 million in the comparable period in 1998. Excluding these one-time charges, as a percentage of revenue, income from operations for the three months ended March 31, 1999 increased to 23.4% from 18.0% in the comparable period in 1998. The current increase excluding one-time charges is primarily a result of increased efficiencies relative to IMRglobal's fixed costs. Due to increased infrastructure investments management does not expect income from operations excluding one-time charges as a percentage of revenue to increase significantly from current levels in the near term.

         OTHER INCOME (EXPENSE). IMRglobal realized net other income of approximately $1.3 million in the first quarter of 1999 compared to net other income of approximately $1.1 million in the comparable period of 1998. Other income consists primarily of investment income generated by IMRglobal's cash and marketable securities.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $3.5 million for the three months ended March 31, 1999 from approximately $2.3 million for the three months ended March 31, 1998. This increase is due to increased earnings in the current year excluding one-time charges for acquisition costs and stock appreciation rights. This represents an effective tax rate of 35.9% and 29.8% for the three month periods ended March 31, 1999 and March 31, 1998, respectively. Historically, IMRglobal has enjoyed a low effective tax rate primarily due to the low tax rates in India. The effective tax rate increased as a result of recent acquisitions in France, Canada, Japan and Australia which have higher tax rates than India. In addition, amortization of goodwill and other intangible assets is not deductible for income tax purposes. Intangible asset amortization has increased 183.1% from the first quarter of 1998 to the first quarter of 1999.

         NET INCOME. Net income remained unchanged at $5.4 million for the three months ended March 31, 1999 compared to $5.4 million of net income for the comparable 1998 period. This trend was the result of the net after tax affect of approximately $3.9 million of one-time acquisition costs and acceleration of stock appreciation rights related to the acquisition of Atechsys and Fusion during the first quarter of 1999. Net income for the first quarter of 1999 excluding one-time charges is approximately $9.3 million compared to net income of approximately $5.4 million in the comparable period of 1998. Excluding one-time charges, as a percentage of revenue, net income for the three months ended March 31, 1999 increased to 16.5% from 14.7% in the comparable period in 1998.

         EARNINGS PER SHARE. Earnings per share was $0.13 per share for the three months ended March 31, 1999 and 1998. Excluding one-time charges, earnings per share was $0.22 for the three months ended March 31, 1999 as compared to $0.13 for the three months ended March 31, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, IMRglobal had working capital of $115.8 million; a current ratio of 3.1 to 1.0; liquid assets (cash, cash equivalents and marketable securities) of $114.2 million; and available bank lines of credit of approximately $11.0 million. Additionally, cash provided by operations was approximately $7.6 million for the three months ended March 31, 1999. During June 1998, IMRglobal entered into a contract to purchase land and construct new facilities for its corporate headquarters. The total price of this project is expected to be approximately $15.0 million of which $7.2 million has been expended as of March 31, 1999. Completion of this project is scheduled for January 2000. On April 28, 1999, an additional $12 million of cash was expended in the acquisition of PLP (See Note 7 of Notes to Consolidated Financial Statements). In addition, IMRglobal has a contingent liability of approximately $4.5 million to the former shareholders of Lyon Consultants, S.A. (See Note 6 of Notes to Consolidated Financial Statements). IMRglobal has no other material financial commitments. IMRglobal continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. IMRglobal believes it has adequate capital resources to meet all working capital obligations and fund the development of its current business operations.

COSTS ASSOCIATED WITH THE YEAR 2000

         INTRODUCTION. Many existing computer systems run software programs permitting only two-digit entries to reference the year in the date field (e.g., 1999 is read as "99") and therefore cannot properly process dates in the next century. Software programs that use the two-digit year date field to perform computations or decision-making functions may fail due to an inability to correctly interpret dates in the 21st century. For example, many software systems will misinterpret "00" to mean the year 1900 rather than 2000.

         IMRGLOBAL'S STATE OF READINESS. IMRglobal is in the process of assessing the impact the Year 2000 will have on its information technology and non-information technology systems, relationships with its third-party vendors and relationships with its clients. As a result of the initial assessment, IMRglobal believes that the Year 2000 will not give rise to any event that will have a material adverse effect on IMRglobal's results of operations and financial condition.

         Although IMRglobal continues to review its IT systems, as well as its non-IT systems, for Year 2000 compliance, to date, IMRglobal has discovered that only its internal accounting system is not Year 2000 compliant. IMRglobal expected to replace this accounting system in fiscal year 1999 for reasons other than the fact that the system is not Year 2000 compliant and it has not accelerated replacement plans for such system in light of its non-compliance. To date, IMRglobal has incurred expenses approximating $25,000 related to Year 2000 compliance and anticipates that the total cost should not exceed approximately $100,000. These costs estimates primarily reflect the costs related to IMRglobal personnel. IMRglobal does not believe that the costs associated with the replacement of the accounting system will have a material impact on IMRglobal's results of operations and financial condition. IMRglobal has not identified any other IT or non-IT system that is subject to a material risk of disruption due to the Year 2000. IMRglobal does not believe a formal contingency plan is required for internal systems.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         IMRglobal has assessed whether a system failure experienced by any of IMRglobal's third-party vendors would negatively impact the IMRglobal's operations or financial condition. IMRglobal has determined that a Year 2000 system failure experienced by IMRglobal's satellite and communication vendors could potentially interrupt communications between client sites and IMRglobal's software development centers. This interruption could result in loss of revenue, increased costs and project delays. Management has contacted its satellite and communications vendors in order to assess whether they anticipate any communications failures or interruptions, as a result of the Year 2000. No such failures or interruptions are presently anticipated, and IMRglobal does not expect to experience any adverse effects on its results of operations and financial condition. If, however, further analysis determines that one or more of IMRglobal's satellite or communications vendors may encounter Year 2000 related failures or interruptions, IMRglobal will be required to develop a contingency plan. It is anticipated that a contingency plan, if necessary, will be developed by the third quarter of 1999. IMRglobal has determined that a system failure experienced by the satellite and communication vendors could have a material effect on IMRglobal's results of operations and financial condition. System failure by any other third party vendor would not have a material affect on IMRglobal's results of operations and financial condition.

         RISKS PRESENTED BY THE YEAR 2000. Many of IMRglobal's client engagements include Year 2000 conversion services that are critical to the operations of its clients' businesses. Any failure in a client's system could result in a claim for substantial damages against IMRglobal, regardless of IMRglobal's responsibility for such failure. Although IMRglobal attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its IT services, there can be no assurance the limitations of liability set forth in its service contracts will be enforceable in all instances or would otherwise protect IMRglobal from liability for damages. IMRglobal maintains general liability insurance coverage, including coverage for errors or omissions. IMRglobal's current insurance coverage expires on July 16, 1999. IMRglobal is currently negotiating with certain insurance carriers to renew general liability coverage, including coverage of Year 2000 services offered after July 16, 1999. There can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against IMRglobal that exceed available insurance coverage or changes in IMRglobal's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect IMRglobal's results of operations and financial condition.

         IMRGLOBAL'S CONTINGENCY PLANS. IMRglobal is a high quality provider of Year 2000 compliance services. Accordingly, if IMRglobal experiences a failure in its Year 2000 preparedness, experienced staff will be redeployed to address any potential Year 2000 compliance issue. Otherwise, IMRglobal has no material contingency plan identified for Year 2000 readiness issues.

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

                                 IMRGLOBAL CORP.

Date     MAY 14, 1999            /s/ SATISH K. SANAN
     --------------------        ---------------------------------------------
                                 Satish K. Sanan
                                 Chief Executive Officer

Date     MAY 14, 1999            /s/ ROBERT M. MOLSICK
     --------------------        ---------------------------------------------
                                 Robert M. Molsick
                                 Chief Financial Officer

                                 IMRGLOBAL CORP.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
  27                          Financial Data Schedule