Form 10-Q
period 1999-06-30
IMRGLOBAL CORP
filed 1999-08-13
CIK 1021772

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                         Commission File Number 0-28840



                                 IMRGLOBAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                             59-2911475
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


              100 SOUTH MISSOURI AVENUE, CLEARWATER, FLORIDA 33756
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                                  727-467-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No   [ ]

         As of August 6, 1999, there were 38,426,202 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

    ITEM 1.  Consolidated Balance Sheets
             as of December 31, 1998 and June 30, 1999....................   3

             Consolidated Statements of Operations
             for the Three Months and Six Months Ended
             June 30, 1998 and 1999.......................................   4

             Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1998
             and 1999.....................................................   5

             Notes to Consolidated Financial Statements...................   6


    ITEM 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition...........................  14

    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...  23


                           PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings ...........................................  24

    ITEM 5.  Other Information ...........................................  24

    ITEM 6.  Exhibits and Reports on Form 8-K.............................  24

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,       JUNE 30,
                                                                           1998              1999
                                                                        ------------      ----------
                                                                         (Restated)       (Unaudited)
                                                                        (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents ....................................        $  84,139         $  58,012
   Marketable securities ........................................           31,609            27,340
   Accounts receivable, net of allowance ........................           40,243            46,292
   Unbilled work in process .....................................            7,943            11,100
   Deferred taxes ...............................................           15,148            10,462
   Prepaid expenses and other current assets ....................            5,694             4,436
                                                                         ---------         ---------

         Total current assets ...................................          184,776           157,642

Property and equipment, net of accumulated depreciation .........           23,091            36,058
Capitalized software costs, net of accumulated amortization .....               --             1,271
Deposits and other assets .......................................            5,269             6,000
Intangible assets, net of accumulated amortization ..............           36,829            60,996
                                                                         ---------         ---------

         Total assets ...........................................        $ 249,965         $ 261,967
                                                                         =========         =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................        $   8,497         $  11,511
   Accrued compensation .........................................           20,104            24,115
   Deferred revenue .............................................            5,819             1,715
   Other current liabilities ....................................           27,598            23,880
                                                                         ---------         ---------

         Total current liabilities ..............................           62,018            61,221

Long-term debt ..................................................            1,791             1,598
Deferred tax liability ..........................................            1,041               791
Accrued compensation ............................................            8,125             3,118
                                                                         ---------         ---------

         Total liabilities ......................................           72,975            66,728
                                                                         ---------         ---------

Shareholders' equity:
   Preferred stock ..............................................               --                --
   Common stock .................................................            3,715             3,845
   Additional paid-in capital ...................................          142,170           149,560
   Retained earnings ............................................           32,378            45,094
   Notes receivable from share sales ............................             (366)             (366)
   Accumulated other comprehensive expense ......................             (907)           (2,894)
                                                                         ---------         ---------

         Total shareholders' equity .............................          176,990           195,239
                                                                         ---------         ---------

         Total liabilities and shareholders' equity .............        $ 249,965         $ 261,967
                                                                         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------         ---------------------------
                                                                     1998              1999              1998              1999
                                                                  ---------         ---------         ---------         ---------
Revenue ..................................................        $  50,306         $  67,645         $  92,244         $ 129,920
Cost of revenue ..........................................           27,155            35,505            50,230            68,269
                                                                  ---------         ---------         ---------         ---------

         Gross profit ....................................           23,151            32,140            42,014            61,651

Selling, general and administrative expenses .............           12,740            14,064            23,657            28,850
Research and development expenses ........................            1,204             1,609             2,245             2,893
Goodwill and intangible amortization .....................              363             1,228               653             2,049
Acquired in-process research and development .............            8,200                --             8,200                --
Acquisition costs ........................................              145             2,828               145             6,613
Acceleration of stock appreciation
   rights upon acquisition ...............................               --                --                --             1,804
                                                                  ---------         ---------         ---------         ---------

         Income from operations ..........................              499            12,411             7,114            19,442

Other income (expense):
         Interest expense ................................             (116)              (14)             (192)              (70)
         Interest income and other .......................            1,193             1,113             2,360             2,510
                                                                  ---------         ---------         ---------         ---------

         Total other income ..............................            1,077             1,099             2,168             2,440
                                                                  ---------         ---------         ---------         ---------

Income before provision for income taxes .................            1,576            13,510             9,282            21,882

Provision for income taxes ...............................            4,069             5,696             6,267             9,166
                                                                  ---------         ---------         ---------         ---------

         Net income (loss) ...............................        $  (2,493)        $   7,814         $   3,015         $  12,716
                                                                  =========         =========         =========         =========

Earnings (loss) per share:
         Basic                                                    $   (0.07)        $    0.21         $    0.09         $    0.34
                                                                  =========         =========         =========         =========
         Diluted                                                  $   (0.07)        $    0.17         $    0.07         $    0.28
                                                                  =========         =========         =========         =========

Shares outstanding:
         Basic ...........................................           34,715            37,919            34,107            37,623
                                                                  =========         =========         =========         =========

         Diluted .........................................           34,715            45,259            44,983            45,303
                                                                  =========         =========         =========         =========

Pro forma (See Note 2):
Net income (loss) as reported ............................        $  (2,493)        $   7,814         $   3,015         $  12,716
                                                                  ---------         ---------         ---------         ---------
Pro forma incremental income tax
   (provision) benefit ...................................              591              (320)              591              (240)
                                                                  ---------         ---------         ---------         ---------
Pro forma net income (loss) ..............................        $  (1,902)        $   7,494         $   3,606         $  12,476
                                                                  =========         =========         =========         =========

Pro forma basic earnings (loss) per share                         $   (0.05)        $    0.20         $    0.11         $    0.33
                                                                  =========         =========         =========         =========

Pro forma diluted earnings (loss) per share ..............        $   (0.05)        $    0.17         $    0.08         $    0.28
                                                                  =========         =========         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             1998             1999
                                                                           --------         --------
                                                                          (Restated)
Cash flows from operating activities:
   Net income .....................................................        $  3,015         $ 12,716
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ...............................           2,115            4,261
      Deferred taxes ..............................................         (11,227)           6,572
      Tax benefit of stock options ................................          14,219            2,549
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process .........          (9,611)          (5,457)
         Other current assets .....................................           1,419            1,651
         Deposits and other assets ................................            (604)            (675)
         Accounts payable and other liabilities ...................           6,672           (1,471)
         Accrued compensation .....................................           8,889           (3,074)
         Income tax ...............................................             (53)          (2,959)
         Deferred revenue .........................................          (1,204)          (4,286)
                                                                           --------         --------

         Total adjustments ........................................          10,615           (2,889)
                                                                           --------         --------

         Net cash provided by operating activities ................          13,630            9,827
                                                                           --------         --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired .......................................          (7,944)         (20,065)
   Investment in marketable securities, net .......................         (16,856)           4,269
   Additions to capitalized software costs ........................              --           (1,271)
   Additions to property and equipment ............................          (6,433)         (14,535)
                                                                           --------         --------

         Net cash used in investing activities ....................         (31,233)         (31,602)
                                                                           --------         --------

Cash flows from financing activities:
   Net repayments from revolving credit line ......................             202              117
   Payments on long-term debt, notes and capital leases ...........          (2,339)          (4,328)
   Proceeds from issuance of common stock .........................             343            1,455
                                                                           --------         --------

         Net cash used in financing activities ....................          (1,794)          (2,756)
                                                                           --------         --------

Effect of exchange rate changes ...................................            (999)          (1,596)
                                                                           --------         --------

Net decrease in cash and cash equivalents .........................         (20,396)         (26,127)
Cash and cash equivalents at beginning of period ..................          87,324           84,139
                                                                           --------         --------

Cash and cash equivalents at end of period ........................        $ 66,928         $ 58,012
                                                                           ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated statements have been restated to include the financial statements of Atechsys, S.A., Fusion System Japan Co., Ltd., and Orion Consulting, Inc. These companies were acquired during 1999 in transactions accounted for as pooling of interests.

         These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K)") as filed with the Securities and Exchange Commission (the "Commission"). Form 10-K has not been restated to include the financial position, results of operations and cash flows of Atechsys, Fusion and Orion.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION --The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         COMPUTATION OF EARNINGS PER SHARE--Per share data and number of shares outstanding have been adjusted to reflect the 3-for-2 stock split in the form of stock dividend paid by IMRglobal on April 3, 1998. Basic earnings per share is computed using the weighted average of common stock outstanding. For the three months ended June 30, 1998, diluted loss per share, the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                     --------------------        --------------------
                                                      1998          1999          1998          1999
                                                     ------        ------        ------        ------
Weighted average
   common stock outstanding ...................      34,715        37,919        34,107        37,623

Weighted average
   common stock equivalents ...................      10,482         7,340        10,876         7,680
                                                     ------        ------        ------        ------

         Subtotal carried forward                    45,197        45,259        44,983        45,303

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                     --------------------        --------------------
                                                      1998          1999          1998          1999
                                                     ------        ------        ------        ------
         Subtotal brought forward                    45,197        45,259        44,983        45,303

Dilutive affect of common stock equivalents ..      (10,482)           --            --            --
                                                     ------        ------        ------        ------

Shares used in diluted earnings
   per share calculation .....................       34,715        45,259        44,983        45,303
                                                     ======        ======        ======        ======

         CAPITALIZED SOFTWARE COSTS--Capitalized software costs are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product or process is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities have been completed. Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product.

         PRO FORMA INCOME TAXES AND NET INCOME--IMRglobal's wholly owned subsidiary, IMRglobal-Orion Consulting, Inc. ("Orion") was taxed as an S Corporation since its inception. Under the provisions of the Internal Revenue Code, S Corporation taxable income is generally reported by the shareholders on their individual income tax return. In connection with Orion's merger with IMRglobal, the S Corporation election was terminated on June 15, 1999. Subsequent to the termination of the S Corporation election Orion became subject to U.S. federal and state income taxes as a C Corporation.

         To properly reflect IMRglobal's pro forma net income, the provision for income taxes has been adjusted as if Orion had been a taxable entity subject to federal and state income taxes at the marginal rates applicable to such periods. In addition, the pro forma adjustments to income tax expense for the three and six months ended June 30, 1999 exclude the $250,000 one time income tax expense resulting from the termination of the S Corporation status.

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

3.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for the six months ended June 30, 1999 are summarized as follows (in thousands):

                                         COMPRE-                                               NOTES      ACCUMULATED
                                         HENSIVE                                             RECEIVABLE      OTHER
                                         INCOME        COMMON       PAID-IN     RETAINED     FROM STOCK   COMPREHENSIVE
                                         (LOSS)         STOCK       CAPITAL     EARNINGS        SALES         LOSS         TOTAL
                                        ---------     ---------    ---------    --------      ---------   -------------  ---------
Balance, December 31, 1998 (Restated)   $      --     $   3,715    $ 142,170    $ 32,378      $    (366)    $    (907)    $ 176,990

Common stock issued in
   connection with acquisitions .....          --            16        3,500           --            --            --         3,516

Employee stock purchase plan ........          --             3          436           --            --            --           439

Stock options exercised .............          --           111          905           --            --            --         1,016

Tax benefit of
   stock options exercised ..........          --            --        2,549           --            --            --         2,549

Net income ..........................      12,716            --           --       12,716            --            --        12,716

Translation adjustment ..............      (1,987)           --           --           --            --        (1,987)       (1,987)
                                        ---------

Comprehensive income ................   $  10,729            --           --           --            --            --            --
                                        =========     ---------     ---------    ---------    ---------     ---------     ---------

Balance, June 30, 1999 .............                  $   3,845     $ 149,560    $  45,094    $    (366)    $  (2,894)    $ 195,239
                                                      =========     =========    =========    =========     =========     =========

4.       BUSINESS COMBINATIONS

         ATECHSYS S.A. ("ATECHSYS")--On January 8, 1999, IMRglobal acquired 100% of the outstanding stock of Atechsys S.A., a privately held information technology company based in Paris, France, specializing in business and technology consulting specific to capital markets businesses. In exchange for Atechsys' common stock, Atechsys' shareholders received 718,859 shares of IMRglobal common stock. The Atechsys acquisition is accounted for as a pooling of interests combination pursuant to the provisions of APB Opinion No. 16. Financial statements for all periods have been restated to give effect to the business combination. Costs of approximately $1.7 million related to the acquisition have been charged to acquisition costs and included in the statement of income for the six months ended June 30, 1999.

         ECWERKS, INC. ("ECWERKS")--On January 15, 1999, IMRglobal acquired 100% of the outstanding stock of ECWerks, Inc., a privately held electronic commerce business and technology consulting company based in Tampa, Florida. In exchange for ECWerks' common stock, ECWerks' shareholders received 163,054 shares (valued at $3.6 million) of IMRglobal's unregistered common stock. In addition, a contingent payment of up to $28.0 million of common stock is payable if certain specified financial goals are achieved during 1999. Any contingent payment would result in an increase in the purchase price and the resulting goodwill. The ECWerks acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and the resulting goodwill is being amortized over a 20-year period.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


4.       BUSINESS COMBINATIONS (CONTINUED)

         FUSION SYSTEM JAPAN CO., LTD. ("FUSION")--On March 26, 1999, IMRglobal acquired 100% of the outstanding stock of Fusion System Japan Co., Ltd., a privately held business and technology consulting company based in Tokyo, Japan. Fusion is comprised of three divisions, one focused on the capital markets businesses in Japan and Asia-Pacific, a Commercial Services division, which provides information technology ("IT") consulting services to large companies in Japan and a Client Services division which provides voice/data infrastructure solutions in Japan. Fusion also has a subsidiary in Boston that provides IT services to clients in the financial and commercial services industries. In exchange for Fusion's common stock, Fusion's shareholders received 3,735,536 shares of IMRglobal common stock. The Fusion acquisition is accounted for as a pooling of interests combination pursuant to the provisions of APB Opinion No.
16. Financial statements for all periods have been restated to give effect to the business combination. Costs of approximately $2.1 million related to the acquisition have been charged to acquisition costs and included in the statement of income for the six months ended June 30, 1999.

         During October 1996, Fusion initiated a Stock Appreciation Rights (SAR) plan for the majority of its employees. The terms of this plan provided a deferred benefit to employees based on the change in book value of Fusion. The plan also provided the payment of an amount equal to approximately 3% of Fusion's fair market value upon a merger or acquisition. Fair market value of Fusion was based on the consideration received by Fusion's shareholders upon consummation of the merger. In accordance with the SAR plan, IMRglobal's acquisition of Fusion resulted in a one-time charge of approximately $1.8 million as a full and final settlement of this plan.

         PROFESSIONAL PARTNERS, INC. AND LAKEWOOD SOFTWARE TECHNOLOGY CENTER, INC. ("PLP")--On April 28, 1999, IMRglobal acquired 100% of the outstanding stock of PLP, a privately held provider of information technology services to the Property and Casualty insurance industry. In exchange for PLP's common stock, PLP's shareholders received $12.0 million in cash. The PLP acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16 and the resulting goodwill is being amortized over a 20-year period.

         ORION CONSULTING, INC. ("ORION")--On June 15, 1999, IMRglobal acquired 100% of the outstanding stock of Orion, a privately held management consulting firm, headquartered in Cleveland, Ohio, primarily serving the Health Care industry. In exchange for Orion's common stock, Orion's shareholders received 3,028,414 shares of IMRglobal's common stock. The Orion merger has been accounted for as a pooling of interests pursuant to the provisions of APB Opinion No. 16. Financial statements for all periods have been restated to give effect to the business combination. Costs of approximately $2.8 million related to the acquisition have been charged to acquisition costs and included in the statement of income for the three months and six months ended June 30, 1999.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



4.       BUSINESS COMBINATIONS (CONTINUED)

         Separate results of operations for the periods prior to the merger with Atechsys, Fusion and Orion are summarized below (in thousands):

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                 ------------------     ----------------
                                                        1998                  1998
                                                 ------------------     ----------------
Revenue:
   IMRglobal ................................      $        37,222       $        69,584
   Adjustment for pooling of interests ......               13,084                22,660
                                                   ---------------       ---------------

         Combined ...........................      $        50,306       $        92,244
                                                   ===============       ===============


Pro forma net income:
   IMRglobal ................................      $        (1,892)      $         3,621
   Adjustments for pooling of interests .....                  (10)                  (15)
                                                   ---------------       ---------------

         Combined ...........................      $        (1,902)      $         3,606
                                                   ===============       ===============

Other changes in shareholders' equity:
   IMRglobal ................................      $        22,098       $        23,742
   Adjustments for pooling of interests .....                1,814                 2,113
                                                   ---------------       ---------------

         Combined ...........................      $        23,912       $        25,855
                                                   ===============       ===============

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


5.       SEGMENT INFORMATION (IN THOUSANDS):

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  -------------------------       -------------------------
                                                  JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                    1998            1999            1998            1999
                                                  ---------       ---------       ---------       ---------
Revenue by service offering:
   Core service offerings ..................      $  26,773       $  51,706       $  48,115       $  94,807
   Year 2000 ...............................         20,262          12,044          38,083          27,719
   Professional services ...................          3,271           3,895           6,046           7,394
                                                  ---------       ---------       ---------       ---------

         Total revenue .....................      $  50,306       $  67,645       $  92,244       $ 129,920
                                                  =========       =========       =========       =========

Income from operations:
   Sales organizations .....................      $   8,701       $  16,331       $  14,400       $  28,989
   Software Development Centers ............          1,710           1,745           3,957           3,812
                                                  ---------       ---------       ---------       ---------

         Income from operations -
            sales and delivery centers .....         10,411          18,076          18,357          32,801

   Research and development ................         (1,204)         (1,609)         (2,245)         (2,893)
   Goodwill amortization ...................           (363)         (1,228)           (653)         (2,049)
   Other costs .............................         (8,345)         (2,828)         (8,345)         (8,417)
                                                  ---------       ---------       ---------       ---------

         Income from operations ............      $     499       $  12,411       $   7,114       $  19,442
                                                  =========       =========       =========       =========


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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

6. ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


         During 1998 and 1999, IMRglobal completed several acquisitions (see
Note 4). The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                   JUNE 30,
                                         ----------------------------
                                             1998             1999
                                         -----------      -----------
As reported:
   Revenue ........................      $    92,244      $   129,920
   Net income .....................      $     3,606      $    12,476
   Basic earnings per share .......      $      0.11      $      0.33
   Diluted earnings per share .....      $      0.08      $      0.28

Pro forma (unaudited):
   Revenue ........................      $   121,010      $   136,474
   Net income .....................      $     3,168      $    11,466
   Basic earnings per share .......      $      0.09      $      0.30
   Diluted earnings per share .....      $      0.07      $      0.25


         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1999 or of future operations of the combined companies under the ownership and management of IMRglobal.

7.       CONTINGENCIES

         During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.7 million in cash and 531,353 shares in IMRglobal (See Note 4). In addition, the acquisition agreement provides that if the average price of the IMRglobal shares on NASDAQ is less than $27.24 per share for the seven trading days prior to May 15, 1999, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $27.24 multiplied by 499,353 shares. On May 15, 1999 the average price of IMRglobal's shares for the seven trading days prior to May 10, 1999 was $18.768 per share. Accordingly, the liability to the former shareholders of Lyon is approximately $4.2 million unless this provision is renegotiated as discussed below.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


7.       CONTINGENCIES (CONTINUED)

         IMRglobal has been in continuing negotiations with the former shareholders of Lyon regarding the above contingency. IMRglobal's current proposal is that if the average price of the IMRglobal shares on NASDAQ is less than $34.05 per share for the seven trading days prior to May 15, 2000, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $34.05 for only the shares continuing to be held by the former Lyon shareholders. In addition, if the IMRglobal shares on NASDAQ is $34.05 per share or higher for any consecutive trading days between May 15, 1999 and May 15, 2000, then the above contingency is released without any further obligation to IMRglobal. The above proposal has not yet been accepted by the former shareholders of Lyon.

                                 IMRGLOBAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, some matters discussed in our report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended:

         o rates of wage cost increases in comparison to rates of inflation in the countries in which we do business
         o        our ability to expand our infrastructure
         o        the rate of revenue growth
         o        future income from operations
         o the impact of the year 2000 on our results of operations and financial condition

We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Reference is made in particular to the remaining discussion in this report and set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUE. For the three months ended June 30, 1999, our revenue increased to $67.6 million, representing a 34.5% increase over revenue of $50.3 million for the three months ended June 30, 1998. Acquisitions contributed approximately one-half of the revenue increase. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $55.6 million (including revenue from purchase acquisitions), representing an 85.1% increase over non Year 2000 revenue of $30.0 million for the three months ended June 30, 1998. Revenue from our Year 2000 conversion services decreased 40.6% to $12.0 million for the quarter ended June 30, 1999 compared to $20.3 million for the quarter ended June 30, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 17.8% for the three months ended June 30, 1999 as compared to 40.3% for the three months ended June 30, 1998. We expect that Year 2000 revenue will continue to decrease over the next three quarters.

         COST OF REVENUE. Cost of Revenue was $35.5 million, or 52.5% of revenue, for the three months ended June 30, 1999, as compared to $27.2 million, or 54.0% of revenue, for the three months ended June 30, 1998. The decrease in cost of revenue as a percentage of revenue primarily reflects productivity gains from the use of our toolsets.

         Wage costs continue to increase at a greater rate than general inflation in each of the countries in which we have operations, and we anticipate that this trend will continue in the near term. Historically, we have been able to pass these wage increases on to our clients in the form of increased prices for our service offerings. However, we cannot assure you that we will be able to continue to increase prices to our clients to offset future wage increases.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         GROSS PROFIT. Gross profit increased 38.8% to $32.1 million in the three months ended June 30, 1999 compared to $23.2 million in the three months ended June 30, 1998. As a percentage of revenue, our gross profit increased to 47.5% in the three months ended June 30, 1999 compared to 46.0% in the three months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1999, SG&A expenses increased to $14.1 million, compared to $12.7 million for the three months ended June 30, 1998. The increase in SG&A expense is primarily attributable to the following:

         o        purchase acquisitions
         o        expansion of sales personnel
         o expansion of our general support staff, primarily recruiting and human resources personnel

         The above increases were offset by a reduction in bad debt expense. During 1998, Orion incurred a $1.5 million bad debt from a major client, which filed for bankruptcy.

         As a percentage of revenue, SG&A expenses for the three months ended June 30, 1999 decreased to 20.8% from 25.3% for the same period in 1998. The primary reason for the decrease as a percentage of revenue was due to the $1.5 million bad debt write-off during the three months ended June 30, 1998.

         We intend to continue to expand our SG&A infrastructure in preparation for anticipated revenue growth. We do not expect SG&A to decrease further as a percentage of revenue in the near term.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1.6 million for the three months ended June 30, 1999 from $1.2 million in the three months ended June 30, 1998. As a percentage of revenue, R&D was 2.4% for both the three months ended June 30, 1999 and for the three months ended June 30, 1998. We anticipate that R&D expenses will continue to be approximately 2.0% to 2.5% of revenue for the remainder of 1999.

         During the second quarter of 1999, in accordance with Statement of Financial Accounting Standard (SFAS) 86, we capitalized approximately $567,000 of software costs related to our component based products for the insurance industry and our maintenance toolset. We did not capitalize software costs during 1998. We anticipate that the amount of capitalized software will continue to increase through the remainder of 1999 at levels consistent with the rate of increase for the first half of 1999.

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $1.2 million for the three months ended June 30, 1999 from approximately $363,000 for the three months ended June 30, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by our 1998 and 1999 acquisitions.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         ACQUISITION COSTS AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During the three months ended June 30, 1999, we completed one acquisition that was accounted for as a pooling of interests. Acquisition expenses attributable to this transaction were approximately $2.8 million.

         During the quarter ended June 30, 1998, in connection with our acquisition of Lyon, we incurred an $8.2 million expense for acquired in-process research and development costs. This expense was based on an appraisal of the intangible assets acquired in the Lyon acquisition.

         INCOME FROM OPERATIONS. Income from operations for the three months ended June 30, 1999 was $12.4 million compared to $499,000 for the three months ended June 30, 1998. As a percentage of revenue, income from operations for the three months ended June 30, 1999 increased to 18.3% from 1.0% in the three months ended June 30, 1998. Both periods reflect certain one-time charges related to acquisition costs and acquired in-process research and development costs. Excluding these one-time charges, as a percentage of revenue, income from operations for the three months ended June 30, 1999 increased to 22.5% from 17.6% in the three months ended June 30, 1998. Due to increased infrastructure investments we do not expect income from operations excluding one-time charges, as a percentage of revenue, to increase significantly from current levels in the near term.

         OTHER INCOME. We realized $1.1 million of other income (net of other expenses) in the three months ended June 30, 1999 and in the three months ended June 30, 1998. Net other income consists primarily of investment income generated by our cash and marketable securities.

         PRO FORMA PROVISION FOR INCOME TAXES. A pro forma provision for income taxes has been calculated due to Orion being a Subchapter S Corporation until June 1999. The pro forma provision for income taxes increased to $6.0 million for the three months ended June 30, 1999 from $3.5 million for the three months ended June 30, 1998. Excluding one-time charges, our effective tax rate was 36.8% for the three months ended June 30, 1999 compared to 35.1% for the three months ended June 30, 1998. The effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes and minority interest.

         The higher effective tax rate for the three months ended June 30, 1999 is partially attributable to goodwill and acquired technology amortization not being fully deductible for income tax purposes. Intangible asset amortization has increased 238.3% from the three months ended June 30, 1998 to the three months ended June 30, 1999. In addition, we have historically enjoyed a low effective tax rate primarily due to our industry's low tax rates in India. Accordingly, the effective tax rate has increased as a result of recent acquisitions in France, Canada, Japan, Australia and the United States, which have higher tax rates than India.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         PRO FORMA NET INCOME. Pro forma net income increased to $7.5 million for the three months ended June 30, 1999 compared to a $1.9 million loss for the three months ended June 30, 1998. Pro forma net income for the three months ended June 30, 1999, excluding one-time charges, was approximately $10.3 million compared to pro forma net income of approximately $6.4 million for the three months ended June 30, 1998. Excluding one-time charges, as a percentage of revenue, pro forma net income for the three months ended June 30, 1999 increased to 15.3% from 12.8% in the three months ended June 30, 1998.

         PRO FORMA DILUTED EARNINGS PER SHARE. Pro forma diluted earnings per share was $0.17 for the three months ended June 30, 1999 and ($0.05) for the three months ended June 30, 1998. Excluding one-time charges, pro forma diluted earnings per share was $0.23 for the three months ended June 30, 1999 as compared to $0.14 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUE. For the six months ended June 30, 1999, our revenue increased to $129.9 million, representing a 40.8% increase over revenue of $92.2 million for the six months ended June 30, 1998. The acquisitions accounted for under the purchase method between May 1998 and June 1999 contributed approximately one-half of the revenue increase. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $102.2 million (including purchase acquisitions), representing an 88.7% increase over non Year 2000 revenue of $54.2 million for the six months ended June 30, 1998. Revenue from our Year 2000 conversion services decreased 27.2% to $27.7 million for the six months ended June 30, 1999 compared to $38.1 million for the six months ended June 30, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 21.3% for the six months ended June 30, 1999 as compared to 41.3% for the six months ended June 30, 1998. We expect that Year 2000 revenue will continue to decrease over the next three quarters.

         COST OF REVENUE. Cost of Revenue was $68.3 million, or 52.5% of revenue, for the six months ended June 30, 1999, as compared to $50.2 million, or 54.5% of revenue, for the six months ended June 30, 1998. The decrease in cost of revenue as a percentage of revenue primarily reflects productivity gains from the use of our toolsets.

         Wage costs continue to increase at a greater rate than general inflation in each of the countries in which we have operations, and we anticipate that this trend will continue in the near term. Historically, we have been able to pass these wage increases on to our clients in the form of increased prices for our service offerings. However, we cannot assure you that we will be able to continue to increase prices to our clients to offset future wage increases.

         GROSS PROFIT. Our gross profit increased 46.7% to $61.7 million in the six months ended June 30, 1999 compared to $42.0 million in the six months ended June 30, 1998. As a percentage of revenue, our gross profit increased to 47.5% in the six months ended June 30, 1999 compared to 45.5% in the six months ended June 30, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1999, SG&A expenses increased to $28.9 million, compared to $23.7 million for the six months ended June 30, 1998. The dollar increase in SG&A expense is attributable to the following:

         o        purchase acquisitions
         o        addition of seven sales offices
         o        the expansion of sales personnel
         o expansion of our general support staff, primarily recruiting and human resources personnel

         The above increases were offset by a reduction in bad debt expense. During 1998, Orion incurred a $1.5 million bad debt from a major client, which filed for bankruptcy.

         As a percentage of revenue, SG&A expenses for the six months ended June 30, 1999 decreased to 22.2% from 25.6% for the same period in 1998. The primary reason for the decrease as a percentage of revenue was due to the $1.5 million bad debt write-off during the six months ended June 30, 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $2.9 million for the six months ended June 30, 1999 from approximately $2.2 million in the six months ended June 30, 1998. As a percentage of revenue, R&D decreased to 2.2% in the six months ended June 30, 1999 from 2.4% for the six months ended June 30, 1998.

         During the first six months of 1999, in accordance with Statement of Financial Accounting Standard (SFAS) 86, we capitalized approximately $1.3 million of software costs related to our component based products for the insurance industry and our maintenance toolset. We did not capitalize software costs during 1998. We anticipate that the amount of capitalized software will continue to increase through the remainder of 1999 at levels consistent with the rate of increase for the first half of 1999.

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $2.0 million for the six months ended June 30, 1999 from approximately $653,000 for the six months ended June 30, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by two acquisitions in 1998 and three acquisitions in 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         ACQUISITION COSTS, ACCELERATION OF STOCK APPRECIATION RIGHTS UPON ACQUISITIONS AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During the six months ended June 30, 1999, we completed three acquisitions that were accounted for as pooling of interests. Acquisition expenses attributable to these mergers were approximately $6.6 million. In addition, the acquisition of Fusion accelerated the settlement of Fusion's stock appreciation rights plan. This resulted in a one-time and final charge of approximately $1.8 million in accordance with the plan.

         During the six months ended June 30, 1998, in connection with our acquisition of Lyon, we incurred an $8.2 million expense for acquired in-process research and development costs. This expense was based on an appraisal of the intangible assets acquired in the Lyon acquisition.

         INCOME FROM OPERATIONS. Income from operations for the six months ended June 30, 1999 was $19.4 million compared to $7.1 million for the six months ended June 30, 1998. As a percentage of revenue, income from operations for the six months ended June 30, 1999 increased to 15.0% from 7.7% in the six months ended June 30, 1998. Both periods reflect certain one-time charges related to acquisition costs, acceleration of stock appreciation rights and acquired in-process research and development costs. Excluding these one-time charges, as a percentage of revenue, income from operations for the six months ended June 30, 1999 increased to 21.4% from 16.8% in the six months ended June 30, 1998. Due to increased infrastructure investments we do not expect income from operations excluding one-time charges, as a percentage of revenue, to increase significantly from current levels in the near term.

         OTHER INCOME. We realized approximately $2.4 million of other income (net of other expenses) in the six months ended June 30, 1999 compared to net other income of approximately $2.2 million in the six months ended June 30, 1998. Net other income consists primarily of investment income generated by our cash and marketable securities.

         PRO FORMA PROVISION FOR INCOME TAXES. A pro forma provision for income taxes has been calculated due to Orion being a Subchapter S Corporation until June 1999. The pro forma provision for income taxes increased to $9.4 million for the six months ended June 30, 1999 from $5.7 million for the six months ended June 30, 1998. Excluding one-time charges, our effective tax rate was 36.8% for the six months ended June 30, 1999 compared to 32.2% for the six months ended June 30, 1998. The effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes and minority interest.

         The higher effective tax rate for the six months ended June 30, 1999 is partially attributable to goodwill and acquired technology amortization not being fully deductible for income tax purposes. Intangible asset amortization has increased 213.8% from the six months ended June 30, 1998 to the six months ended June 30, 1999. In addition, we have historically enjoyed a low effective tax rate primarily due to our industry's low tax rates in India. Accordingly, the effective tax rate has increased as a result of recent acquisitions in France, Canada, Japan, Australia and the United States, which have higher tax rates than India.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         PRO FORMA NET INCOME. Pro forma net income increased to $12.5 million for the six months ended June 30, 1999 compared to $3.6 million for the six months ended June 30, 1998. Pro forma net income for the six months ended June 30, 1999, excluding one-time charges, was approximately $19.2 million compared to pro forma net income of approximately $12.0 million for the six months ended June 30, 1998. Excluding one-time charges, as a percentage of revenue, pro forma net income for the six months ended June 30, 1999 increased to 14.7% from 13.0% in the six months ended June 30, 1998.

         PRO FORMA DILUTED EARNINGS PER SHARE. Pro forma diluted earnings per share was $0.28 for the six months ended June 30, 1999 and $0.08 for the six months ended June 30, 1998. Excluding one-time charges, pro forma diluted earnings per share was $0.42 for the six months ended June 30, 1999 as compared to $0.27 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had:

         o        working capital of $96.4 million
         o liquid assets including cash, cash equivalents and marketable securities of approximately $85.4 million
         o        available bank lines of credit of approximately $13.9 million

         Net cash provided by operating activities was $9.8 million for the six months ended June 30, 1999. The positive cash flow from operations primarily reflects our continuing profitability and the tax benefits generated through the exercise of employee stock options.

         Net cash used in investing activities was $31.6 million for the six months ended June 30, 1999. For the six months ended June 30, 1999, we invested an additional $20.1 million in the acquisition of subsidiaries and purchased $14.0 million of property and equipment.

         Net cash used in financing activities was $2.8 million for the six months ended June 30, 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         We maintain an uncollateralized $10.0 million revolving credit facility which allows us to borrow up to 80% of the book value of our United States accounts receivable. Our interest rate for this facility varies and is 1% above LIBOR (currently 6.3%). At June 30, 1999, we had not borrowed any funds under this facility and the $10.0 million was available to us. Provisions of this line of credit and certain notes payable contain financial covenants, including covenants that require us to maintain certain financial ratios. At June 30, 1999, we were in compliance with these covenants. This credit facility can be canceled at any time by the bank or by us.

         Certain of our subsidiaries maintain additional revolving credit line arrangements. Interest rates are based on the lending institution's prime rate (ranging from 6.5% to 9.0% at June 30, 1999). At June 30, 1999, the amount outstanding under these facilities was $219,000 and the maximum amount available was approximately $3.9 million. The respective subsidiary's accounts receivable and certain property and equipment collateralize these facilities.

         During June 1998, we entered into contracts to purchase land and construct new facilities for our corporate headquarters. The total price of this project (including furniture, fixtures and equipment) is expected to be approximately $28.0 million of which $14.4 million has been expended as of June 30, 1999. Completion of this project is scheduled for January 2000. In addition, we have a contingent liability of approximately $4.5 million to the former shareholders of Lyon.

         We continuously review our future cash requirements, together with our available bank lines of credit and internally generated funds. We believe we have adequate capital resources to meet all working capital obligations and fund the development of our current business operations, including the following business objectives:

         o        Continued expansion of existing business
         o        Continued funding of research and development initiatives
         o Anticipated levels of capital expenditures including the construction of our corporate headquarters
         o Any debt repayment requirements, including those that may be required pursuant to the integration of our acquisitions

ASSET MANAGEMENT

         Our accounts receivable balance was $46.3 million at June 30, 1999. The increase of $6.0 million from December 31, 1998 was primarily due to new acquisitions and revenue growth of 40.8%. A significant portion of our business is executed on a fixed-price, fixed-time frame basis. Revenue on fixed-price contracts does not necessarily correlate to actual billings. Accordingly, accounts receivable may increase significantly in periods where there is a significant increase in deferred revenue (I.E., billings issued in advance of revenue recognition).

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         A common financial measure is the calculation of days sales outstanding in accounts receivable. We refer to days sales outstandings as DSO. We believe that the calculation of DSO should be done on our quarterly results of operations to factor in our historic rapid revenue growth rate. Based on the above, DSO was 62 days at June 30, 1999. The Lyon and Atechsys acquisitions add approximately 3 days to our DSO as collection practices of accounts receivable in France have historically been slower than collections in other geographical areas. In addition, accounts receivable in Canada, France, Japan and U.K. include value added taxes that are not included in revenue. Without value added taxes, DSO would be approximately 3 days less than the above levels.

COSTS ASSOCIATED WITH THE ASSESSMENT AND RESOLUTION OF OUR YEAR 2000 CONVERSION PROJECTS

         INTRODUCTION. Many existing computer systems run software programs permitting only two-digit entries to reference the year in the date field. For example, 1999 is read as 99. As a result of this limitation, many existing computer systems cannot properly process dates in the next century. Software programs that use the two-digit year date field to perform computations or decision-making functions may fail due to an inability to correctly interpret dates in the 21st century. For example, many software systems will misinterpret "00" to mean the year 1900 rather than 2000.

         OUR STATE OF READINESS. We are in the process of assessing the impact the Year 2000 will have on our information technology and non-information technology systems, relationships with our third-party vendors and relationships with our clients.

         Although we continue to review all of our systems, for Year 2000 compliance, we have discovered that only our internal accounting system is not Year 2000 compliant. A new accounting system has been selected and we expect to have replaced the non-compliant accounting system by the end of October, 1999. The implementation of a new accounting system was made for reasons other than the fact that the system to date is not Year 2000 compliant. Accordingly, we have not accelerated replacement plans for such system in light of its non-compliance. To date, we have incurred expenses approximating $30,000 related to Year 2000 compliance and we anticipate that the total cost should not exceed $100,000. These estimates primarily reflect the costs related to our personnel. We do not believe that the costs associated with the replacement of the accounting system will have a material impact on our results of operations and financial condition. We have not identified any other IT or non-IT system that is subject to a material risk of disruption due to Year 2000. We do not believe a formal contingency plan is required for internal systems.

         We have assessed whether a system failure experienced by any of our third-party vendors would negatively impact our operations or financial condition. We have determined that a Year 2000 system failure experienced by our satellite and communications vendors could potentially interrupt communications between

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

client sites and our software development centers. This interruption could result in loss of revenue, increased costs and project delays. We have contacted our satellite and communications vendors in order to assess whether they anticipate any communications failures or interruptions as a result of the Year 2000. We have been informed that no such failures or interruptions are presently anticipated. If, however, further analysis determines that one or more of our satellite or communications vendors may encounter Year 2000 related failures or interruptions, we will be required to develop a contingency plan. It is anticipated that a contingency plan, if necessary, will be developed by the third quarter of 1999. We have determined that a system failure experienced by the satellite and communication vendors could have a material effect on our results of operations and financial condition. System failure by any other third-party vendor would not have a material affect on our results of operations and financial condition.

         RISKS PRESENTED BY THE YEAR 2000. Many of our client engagements include Year 2000 conversion services that are critical to the operations of our clients' businesses. Any failure in a client's system could result in a claim for substantial damages against us, regardless of our responsibility for such failure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         IMRglobal is exposed to market risk from changes in interest rates and exchange rates between the U.S. dollar and the currencies of various countries in which we operate. IMRglobal does not engage in hedging transactions and is not a party to any leveraged derivatives.

                                 IMRGLOBAL CORP.


                           PART II. OTHER INFORMATION





ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any pending material litigation.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27     Financial Data Schedule

          (b)     Reports on Form 8-K

                  o The Registrant filed a report on Form 8-K on April 8, 1999 under Item 2 disclosing the acquisition of Fusion Systems Japan Co., Ltd.

                  o The Registrant filed a report on Form 8-K on June 29, 1999 under Item 2 disclosing the acquisition of Orion Consulting, Inc.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               IMRGLOBAL  CORP.



Date    AUGUST 13, 1999                        /s/ SATISH K. SANAN
     ---------------------------               ---------------------------------
                                               Satish K. Sanan
                                               Chief Executive Officer




Date    AUGUST 13, 1999                        /s/ ROBERT M. MOLSICK
     ---------------------------               ---------------------------------
                                               Robert M. Molsick
                                               Chief Financial Officer

                                 IMRGLOBAL CORP.

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                             DESCRIPTION

   27                      Financial Data Schedule