Form 10-Q
period 1999-09-30
IMRGLOBAL CORP
filed 1999-11-15
CIK 1021772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         Commission File Number 0-28840

                                 IMRGLOBAL CORP.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         FLORIDA                                           59-2911475
--------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


              100 SOUTH MISSOURI AVENUE, CLEARWATER, FLORIDA 33756
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  727-467-8000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

     As of November 5, 1999, there were 38,555,835 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                                          PAGE
                                                                                          ----
ITEM 1.             Consolidated Balance Sheets
                      as of December 31, 1998 and September 30, 1999 .....................  3

                    Consolidated Statements of Operations
                      for the Three Months and Nine Months Ended
                      September 30, 1998 and 1999.........................................  4

                    Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 1998
                      and 1999............................................................  5

                    Notes to Consolidated Financial Statements............................  6


ITEM 2.             Management's Discussion and Analysis of Results of
                    Operations and Financial Condition ...................................  15

ITEM 3.             Quantitative and Qualitative Disclosures about Market Risk............  24


                           PART II - OTHER INFORMATION

ITEM 1.             Legal Proceedings ....................................................  25

ITEM 5.             Other Information ....................................................  25

ITEM 6.             Exhibits and Reports on Form 8-K......................................  25


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                    1998              1999
                                                                  ---------        ---------
                                                                  (Restated)       (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................    $  78,807        $  58,748
   Marketable securities .....................................       31,609           16,535
   Accounts receivable, net of allowance .....................       28,538           42,577
   Unbilled work in process ..................................        5,145           18,866
   Deferred taxes ............................................       14,141           12,792
   Prepaid expenses and other current assets .................        3,592            8,666
                                                                  ---------        ---------

      Total current assets ...................................      161,832          158,184

Property and equipment, net of accumulated depreciation ......       21,416           41,367
Capitalized software costs, net of accumulated amortization ..         --              1,433
Deposits and other assets ....................................        3,622           14,701
Intangible assets, net of accumulated amortization ...........       36,829          137,696
                                                                  ---------        ---------

      Total assets ...........................................    $ 223,699        $ 353,381
                                                                  =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................    $   7,750        $  12,112
   Accrued compensation ......................................        8,733           27,582
   Deferred revenue ..........................................        3,446            1,472
   Other current liabilities .................................       19,120           22,358
                                                                  ---------        ---------

      Total current liabilities ..............................       39,049           63,524

Long-term debt ...............................................          671            1,633
Deferred tax liability .......................................        1,040            3,545
Accrued compensation .........................................        8,125            4,402
                                                                  ---------        ---------

      Total liabilities ......................................       48,885           73,104
                                                                  ---------        ---------

Shareholders' equity:
   Preferred stock ...........................................         --               --
   Common stock ..............................................        3,039            3,855
   Additional paid-in capital ................................      139,800          228,338
   Retained earnings .........................................       33,433           50,861
   Notes receivable from share sales .........................         (366)            (703)
   Accumulated other comprehensive expense ...................       (1,092)          (2,074)
                                                                  ---------        ---------

      Total shareholders' equity .............................      174,814          280,277
                                                                  ---------        ---------

      Total liabilities and shareholders' equity .............    $ 223,699        $ 353,381
                                                                  =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------  -------------------------------
                                                     1998            1999             1998             1999
                                                   --------        --------         ---------        ---------
Revenue ........................................   $ 45,310        $ 62,159         $ 119,832        $ 177,000
Cost of revenue ................................     23,380          35,059            63,891           97,173
                                                   --------        --------         ---------        ---------

         Gross profit ..........................     21,930          27,100            55,941           79,827


Selling, general and administrative expenses ...      8,915          16,367            24,282           39,997
Research and development expenses ..............      2,086           1,888             4,233            4,730
Goodwill and intangible amortization ...........        672           2,026             1,325            4,755
Acquired in-process
   research and development ....................       --              --               8,200            3,410
Acquisition costs ..............................       --              --                 145            1,936
                                                   --------        --------         ---------        ---------

         Income from operations ................     10,257           6,819            17,756           24,999


Other income (expense):
         Interest expense ......................        (47)             (3)             (233)              (6)
         Interest income and other .............      1,121           1,343             3,375            4,022
                                                   --------        --------         ---------        ---------

         Total other income ....................      1,074           1,340             3,142            4,016
                                                   --------        --------         ---------        ---------


Income before provision for income taxes .......     11,331           8,159            20,898           29,015

Provision for income taxes .....................      3,808           2,967             9,319           11,587
                                                   --------        --------         ---------        ---------

         Net income (loss) .....................   $  7,523        $  5,192         $  11,579        $  17,428
                                                   ========        ========         =========        =========

Earnings (loss) per share:
         Basic .................................   $   0.25        $   0.13         $    0.41        $    0.50
                                                   ========        ========         =========        =========

         Diluted ...............................   $   0.21        $   0.12         $    0.33        $    0.44
                                                   ========        ========         =========        =========

Shares outstanding:
         Basic .................................     29,873          38,486            28,195           34,923
                                                   ========        ========         =========        =========

         Diluted ...............................     35,256          42,471            35,016           39,486
                                                   ========        ========         =========        =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                            1998            1999
                                                                          --------        --------
                                                                         (Restated)
Cash flows from operating activities:
   Net income ........................................................    $ 11,579        $ 17,428
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ..................................       3,118           8,191
      Deferred taxes .................................................      (8,914)          4,156
      Tax benefit of stock options ...................................      14,933           2,829
      Other ..........................................................          (5)           --
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process ............     (13,765)        (10,378)
         Other current assets ........................................       1,280          (3,532)
         Deposits and other assets ...................................      (2,837)         (9,234)
         Accounts payable and other liabilities ......................       6,953             369
         Accrued compensation ........................................       5,912          (2,074)
         Income tax ..................................................       2,398           2,153
         Deferred revenue ............................................      (2,883)         (3,192)
                                                                          --------        --------

         Total adjustments ...........................................       6,190         (10,712)
                                                                          --------        --------

         Net cash provided by operating activities ...................      17,769           6,716
                                                                          --------        --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired ..........................................      (8,077)        (14,051)
   Investment in marketable securities, net ..........................      (8,521)         15,075
   Additions to capitalized software costs ...........................        --            (1,433)
   Additions to property and equipment ...............................      (8,787)        (20,363)
                                                                          --------        --------

         Net cash used in investing activities .......................     (25,385)        (20,772)
                                                                          --------        --------

Cash flows from financing activities:
   Net repayments from revolving credit line .........................          89            (443)
   Payments on long-term debt, notes and capital leases ..............      (2,322)         (5,315)
   Proceeds from issuance of common stock ............................         645           1,120
                                                                          --------        --------

         Net cash used in financing activities .......................      (1,588)         (4,638)
                                                                          --------        --------

Effect of exchange rate changes ......................................        (800)         (1,365)
                                                                          --------        --------

Net decrease in cash and cash equivalents ............................     (10,004)        (20,059)
Cash and cash equivalents at beginning of period .....................      86,999          78,807
                                                                          --------        --------

Cash and cash equivalents at end of period ...........................    $ 76,995        $ 58,748
                                                                          ========        ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated statements have been restated to include the financial statements of Atechsys, S.A., which was acquired during 1999 in a transaction accounted for as pooling of interests.

     These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K") and Form 8-K as filed with the Securities and Exchange Commission (the "Commission"), which amended Form 10-K.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION --The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     COMPUTATION OF EARNINGS PER SHARE--Per share data and number of shares outstanding have been adjusted to reflect the 3-for-2 stock split in the form of a stock dividend paid by IMRglobal on April 3, 1998. Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                     -------------------     -------------------
                                       1998        1999        1998        1999
                                     -------     -------     -------     -------

Weighted average
   common stock outstanding .......   29,873      38,486      28,195      34,923

Weighted average
   common stock equivalents .......    5,383       3,985       6,821       4,563
                                     -------     -------     -------     -------
Shares used in diluted earnings
   per share calculation ..........   35,256      42,471      35,016      39,486
                                     =======     =======     =======     =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity for the nine months ended September 30, 1999 are summarized as follows (in thousands):

                                             COMPRE-                                        NOTES       ACCUMULATED
                                             HENSIVE                                      RECEIVABLE       OTHER
                                             INCOME     COMMON     PAID-IN    RETAINED    FROM STOCK    COMPREHENSIVE
                                             (LOSS)     STOCK      CAPITAL    EARNINGS      SALES          EXPENSE          TOTAL
                                            --------    ------     --------   --------    ----------    --------------    ---------
Balance, December 31, 1998 (Restated) ..    $   --      $3,039     $139,800    $33,433      $(366)         $(1,092)       $ 174,814
Common stock issued in
   connection with acquisitions ........        --         695       84,372       --         --               --             85,067
Employee stock purchase plan ...........        --           4          604       --         --               --                608
Stock options exercised ................        --         117          733       --         --               --                850
Tax benefit of
   stock options exercised .............        --        --          2,829       --         --               --              2,829
Notes receivable from share sales ......        --        --           --         --         (337)            --               (337)
Net income .............................      17,428      --           --       17,428       --               --             17,428
Translation adjustment .................        (982)     --           --         --         --               (982)            (982)
                                            --------
Comprehensive income ...................    $ 16,446      --           --         --         --               --               --
                                            ========    ------     --------    -------      -----          -------        ---------
Balance, September 30, 1999 ............                $3,855     $228,338    $50,861      $(703)         $(2,074)       $ 280,277
                                                        ======     ========    =======      =====          =======        =========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


4.   BUSINESS COMBINATIONS

     ATECHSYS S.A. ("ATECHSYS")--On January 8, 1999, IMRglobal acquired 100% of the outstanding stock of Atechsys S.A., a privately held information technology company based in Paris, France, specializing in business and technology consulting specific to capital markets businesses. In exchange for Atechsys' common stock, Atechsys' shareholders received 718,859 shares of IMRglobal common stock. The Atechsys acquisition is accounted for as a pooling of interests combination pursuant to the provisions of APB Opinion No. 16. Financial statements for all periods have been restated to give effect to the business combination. Costs of approximately $1.9 million related to the acquisition have been charged to acquisition costs and included in the statement of income for the nine months ended September 30, 1999.

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

     FUSION SYSTEM JAPAN CO., LTD. ("FUSION")--On March 26, 1999, IMRglobal acquired 100% of the outstanding stock of Fusion System Japan Co., Ltd., a privately held business and technology consulting company based in Tokyo, Japan. Fusion is comprised of three divisions, one focused on the capital markets businesses in Japan and Asia-Pacific, a Commercial Services division, which provides information technology ("IT") consulting services to large companies in Japan and a Client Services division which provides voice/data infrastructure solutions in Japan. Fusion also has a subsidiary in Boston that provides IT services to clients in the financial and commercial services industries. In exchange for Fusion's common stock, Fusion's shareholders received 3,735,536 shares (valued at $39.3 million) of IMRglobal common stock. On October 25, 1999, IMRglobal reacquired approximately 1.5 million shares of common stock issued to the Fusion stockholders in exchange for $22.4 million. The Fusion acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

     The purchased assets and assumed liabilities in connection with the acquisition of Fusion were recorded at their estimated fair value at the acquisition date. In connection with the Fusion acquisition, we retained an independent appraiser to complete a valuation of the assets of Fusion, including valuation of certain in-process research and development. We identified 27 project categories for which technological feasibility had not been achieved as of the acquisition date and for which there was no alternative future use. The project categories include eight modules for the Japan market, nine modules for the worldwide market and ten modules for specific countries outside of Japan.

     The value associated with these projects was determined using a discounted cash flow model with a risk adjusted discount rate of 25%. The model reflects revenue to be generated beginning in 1999 and continuing through 2006 for all projects. The valuation also incorporated a stage of completion methodology where the value was adjusted based on the technology's percentage of completion.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


4.   BUSINESS COMBINATIONS (CONTINUED)

     Fusion's main product is Fox, an electronic order manager system for the capital markets industry. As of the acquisition date, the general design of the core modules was completed. This design identified the primary core modules required for multiple modules in the capital markets industry. As of the acquisition date over 50% of the Japan modules and under 50% of the worldwide component modules had been coded. Testing has not been completed for these modules.

     The schedule below details the status of each project as of the acquisition date and its appraised in-process research and development value (dollar amounts in thousands).

                                                                           PERCENT
                                                 DATE        PERCENT       COMPLETE       PERCENT                     AMOUNT
   FOX PRODUCT/                    R&D         PROTOTYPE     COMPLETE      CALENDAR      COMPLETE                       IN
   COMPONENT                    START DATE     COMPLETE     MAN MONTHS       TIME       VALUE BASIS     CONCLUDED    THOUSANDS
------------------------        ----------    ----------    ----------     --------     -----------     ---------    ---------
Japan:
     BTA                        01-Aug-97     01-Jun-99        90%           90%           90%            90%          $ 120
     STA/BTA/OBA merge          31-Dec-98     31-Mar-00        19%           19%           19%            19%             40
     Extended Limit Type        01-Nov-98     01-May-99        80%           80%           80%            80%             50
     AA                         01-Aug-97     01-Jul-99        86%           86%           86%            86%            110
     XA                         01-Feb-99     01-Jan-00        16%           16%           16%            16%             20
     OES-Upgrades               01-Jan-98     01-Jul-99        82%           82%           82%            82%            170
     LH JASDAQ                  01-Nov-97     01-Aug-99        80%           80%           90%            90%            330
     LH TIFFE                   01-Mar-99     01-Sep-99        14%           14%           57%            57%            160

World:
     STA                        30-Jun-98     30-Jun-00        37%           37%           68%            68%            110
     BTA                        30-Jun-98     30-Jun-00        37%           37%           68%            68%            140
     OBA                        30-Jun-98     30-Jun-00        37%           37%           68%            68%            110
     STA/BTA/OBA merge          31-Dec-98     30-Jun-00        21%           16%           61%            61%             50
     TT                         01-Jan-98     30-Jun-00        21%           49%           60%            60%             30
     DBA                        01-Jan-98     30-Jun-00        21%           49%           60%            60%             50
     FOX Router                 01-Dec-96     01-Dec-99        32%           77%           83%            83%             20
     MGS                        30-Jun-97     01-Dec-00        51%           51%           63%            63%             90
     OES                        01-Jan-98     01-Dec-00        42%           42%           57%            57%            130
                                                                                                                        -----
Subtotal carried forward                                                                                                1,730

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

4.   BUSINESS COMBINATIONS (CONTINUED)

                                                                           PERCENT
                                                 DATE        PERCENT       COMPLETE       PERCENT                     AMOUNT
   FOX PRODUCT/                    R&D         PROTOTYPE     COMPLETE      CALENDAR      COMPLETE                       IN
   COMPONENT                    START DATE     COMPLETE     MAN MONTHS       TIME       VALUE BASIS     CONCLUDED    THOUSANDS
------------------------        ----------    ----------    ----------     --------     -----------     ---------    ---------

Balance brought forward                                                                                              1,730

World:
     LH HK                       01-Oct-98      01-Oct-99      28%           48%           64%             64%         220
     LH TAIWAN                   01-Oct-98      01-Oct-99      28%           48%           64%             64%         290
     LH KOREA                    01-Oct-98      01-Mar-00      31%           34%           65%             65%         210
     LH SING                     01-Oct-98      01-Mar-00      31%           34%           65%             65%         100
     LH AUS                      01-Oct-98      01-Sep-99      32%           53%           66%             66%         250
     LH SH                       01-Oct-98      01-Mar-00      31%           34%           65%             65%          90
     LH LON                      01-Oct-98      01-Jun-00      26%           29%           63%             63%         130
     LH EUREX                    01-Oct-98      01-Jun-00      26%           29%           63%             63%         130
     LH PARIS                    01-Oct-98      01-Jun-00      26%           29%           63%             63%         130
     LH FRANK                    01-Oct-98      01-Jun-00      26%           29%           63%             63%         130
                                                                                                                    ------
                                                                                                                    $3,410
                                                                                                                    ======

     Based on the results of the appraisal, $3.4 million was attributed to the in-process research and development for the Fusion acquisition and expensed in the first quarter of 1999 when the acquisition was consummated.

     PROFESSIONAL PARTNERS, INC. AND LAKEWOOD SOFTWARE TECHNOLOGY CENTER, INC. ("PLP")--On April 28, 1999, IMRglobal acquired 100% of the outstanding stock of PLP, a privately held provider of information technology services to the Property and Casualty insurance industry headquartered in Howell, New Jersey. In exchange for PLP's common stock, PLP's shareholders received $12.0 million in cash. The PLP acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

4.   BUSINESS COMBINATIONS (CONTINUED)

     ORION CONSULTING, INC. ("ORION")--On June 15, 1999, IMRglobal acquired 100% of the outstanding stock of Orion, a privately held management consulting firm, headquartered in Cleveland, Ohio, primarily serving the Health Care industry. In exchange for Orion's common stock, Orion's shareholders received 3,028,414 shares (valued at $41.4 million) of IMRglobal's common stock. The Orion acquisition is being accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

     Separate results of operations for the periods prior to the merger with Atechsys are summarized below (in thousands):


                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                             ------------------  -----------------
                                                   1998                1998
                                                  -------            --------
Revenue:
   IMRglobal .........................            $42,013            $111,597
   Adjustment for pooling of interests              3,297               8,235
                                                  -------            --------

            Combined .................            $45,310            $119,832
                                                  =======            ========

Pro forma net income:
   IMRglobal .........................            $ 7,316            $ 10,936
   Adjustment for pooling of interests                207                 643
                                                  -------            --------

            Combined .................            $ 7,523            $ 11,579
                                                  =======            ========

Other changes in shareholders' equity:
   IMRglobal .........................            $ 2,901            $ 26,643
   Adjustment for pooling of interests                159                 115
                                                  -------            --------

            Combined .................            $ 3,060            $ 26,758
                                                  =======            ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

5.   SEGMENT INFORMATION (IN THOUSANDS):

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 ----------------------------------        ----------------------------------
                                                 SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                    1998                 1999                  1998                 1999
                                                 -------------        -------------        -------------        -------------
Revenue by service offering:
   Core service offerings ................        $ 20,930             $ 51,842             $  51,323             $ 131,620
   Year 2000 .............................          20,568                6,062                58,651                33,731
   Professional services .................           3,812                4,255                 9,858                11,649
                                                  --------             --------             ---------             ---------

         Total revenue ...................        $ 45,310             $ 62,159             $ 119,832             $ 177,000
                                                  ========             ========             =========             =========

Income from operations:
   Sales organizations ...................        $ 11,230             $ 10,769             $  25,094             $  38,072
   Software Development Centers ..........           1,785                  (36)                6,565                 1,758
                                                  --------             --------             ---------             ---------

         Income from operations -
            sales and delivery centers ...          13,015               10,733                31,659                39,830

   Research and development ..............          (2,086)              (1,888)               (4,233)               (4,730)
   Goodwill amortization .................            (672)              (2,026)               (1,325)               (4,755)
   Other costs ...........................            --                   --                  (8,345)               (5,346)
                                                  --------             --------             ---------             ---------

         Income from operations ..........        $ 10,257             $  6,819             $  17,756             $  24,999
                                                  ========             ========             =========             =========

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


6.   ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

     During 1998 and 1999, IMRglobal completed several acquisitions (see Note
4). The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          1998           1999
                                                        ----------     --------

As reported:
   Revenue............................................   $119,832      $177,000
   Net income.........................................   $ 11,579      $ 17,428
   Basic earnings per share...........................   $   0.41      $   0.50
   Diluted earnings per share.........................   $   0.33      $   0.44

Pro forma (unaudited):
   Revenue............................................   $189,338      $198,634
   Net income.........................................   $ 11,298      $ 17,138
   Basic earnings per share...........................   $   0.32      $   0.45
   Diluted earnings per share.........................   $   0.27      $   0.40


     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1999 or of future operations of the combined companies under the ownership and management of IMRglobal.

7.   CONTINGENCIES

     During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.7 million in cash and 531,353 shares in IMRglobal (See
Note 4). In addition, the acquisition agreement provides that if the average price of the IMRglobal shares on NASDAQ is less than $27.24 per share for the seven trading days prior to May 15, 1999, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $27.24 multiplied by 499,353 shares. On May 15, 1999 the average price of IMRglobal's shares for the seven trading days prior to May 15, 1999 was $18.768 per share. Accordingly, the liability to the former shareholders of Lyon was approximately $4.2 million.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


7.   CONTINGENCIES (CONTINUED)

     Subsequent to May 10, 1999, IMRglobal renegotiated the above contingency. IMRglobal's current agreement is that if the average price of the IMRglobal shares on NASDAQ is less than $34.05 per share for the seven trading days prior to May 15, 2000, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $34.05 for only the shares continuing to be held by the former Lyon shareholders. In addition, if the IMRglobal shares on NASDAQ is $34.05 per share or higher for any consecutive trading days between May 15, 1999 and May 15, 2000, then the above contingency is released without any further obligation from IMRglobal.

8.   RELATED PARTY

     Other assets include a $5.0 million note receivable from IMRglobal's Chief Executive Officer ("CEO") in accordance with his employment agreement. This note bears interest at prime plus 1% (currently 9.3%) and is repayable at the earlier of five years from the loan date or 180 days after the CEO terminates employment with IMRglobal.

     During October 1999 an additional $15.0 million cash was advanced to IMRglobal's CEO in a separate note agreement collateralized by the personal assets of IMRglobal's CEO. This loan bears interest at prime plus 1% and is due on demand after December 31, 1999.

     All of the above loans, plus interest, were repaid in full on November 12, 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information, some matters discussed in our report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements including the following:

     o rates of wage cost increases in comparison to rates of inflation in the countries in which we do business;
     o   our ability to expand our infrastructure;
     o   the rate of revenue growth;
     o   future income from operations; and
     o the impact of the year 2000 on our results of operations and financial condition.

Reference is made in particular to the remaining discussion in this report and set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission.

     IMPACT OF GOODWILL AND INTANGIBLE ASSET AMORTIZATION ON RESULTS OF OPERATIONS. We have consummated several acquisitions over the past two years utilizing the purchase method of accounting. Accordingly, goodwill and intangible asset amortization has made a significant impact on our operating results. The following table provides net income and diluted earnings per share excluding the impact of goodwill and intangible asset amortization. In addition, the table also excludes one-time charges for in-process research and development and acquisition costs for the nine months ended September 30, 1998 and 1999.

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  --------------------------            ---------------------------
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                   1998              1999                1998                1999
                                                  ------            -------             -------            --------
Net income as reported ....................       $7,523            $ 5,192             $11,579            $ 17,428
Goodwill and intangible amortization ......          672              2,026               1,325               4,755
Acquired in-process research and
   development ............................         --                 --                 8,200               3,410
Acquisition costs .........................         --                 --                   145               1,936
Income tax impact of above items ..........         --                 (400)               --                (1,764)
                                                  ------            -------             -------            --------

Net income, as revised ....................       $8,195            $ 6,818             $21,249            $ 25,765
                                                  ======            =======             =======            ========

Earnings per share diluted, as revised ....       $ 0.23            $  0.16             $  0.61            $   0.65
                                                  ======            =======             =======            ========

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUE. For the three months ended September 30, 1999, our revenue increased to $62.2 million, representing a 37.2% increase over revenue of $45.3 million for the three months ended September 30, 1998. The acquisitions accounted for under the purchase method between October 1998 and September 1999 contributed a substantial portion of the revenue increase, including approximately $6.0 million of licensing fees. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $56.1 million (including revenue from purchase acquisitions), representing a 126.7% increase over non Year 2000 revenue of $24.7 million for the three months ended September 30, 1998. A substantial portion of this revenue growth is attributable to our e-business service offerings, which represent 23.0% of revenue for the three months ended September 30, 1999. Revenue from our Year 2000 conversion services decreased 70.5% to $6.1 million for the quarter ended September 30, 1999 compared to $20.6 million for the quarter ended September 30, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 9.8% for the three months ended September 30, 1999 as compared to 45.4% for the three months ended September 30, 1998. We expect that Year 2000 revenue will continue to decrease over the next two quarters.

     COST OF REVENUE. Cost of Revenue was $35.1 million, or 56.4% of revenue, for the three months ended September 30, 1999, as compared to $23.4 million, or 51.6% of revenue, for the three months ended September 30, 1998. The increase in cost of revenue as a percentage of revenue was primarily attributable to reduced utilization of our software development facilities in India and Northern Ireland and increased training costs.

     GROSS PROFIT. Gross profit increased 23.6% to $27.1 million in the three months ended September 30, 1999 compared to $21.9 million in the three months ended September 30, 1998. As a percentage of revenue, our gross profit decreased to 43.6% in the three months ended September 30, 1999 compared to 48.4% in the three months ended September 30, 1998. The decrease in gross profit was primarily attributable to reduced utilization and training costs at our software development facilities. This decrease was partially offset by higher margins in our e-business service offerings.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 1999, SG&A expenses increased to $16.4 million, compared to $8.9 million for the three months ended September 30, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     As a percentage of revenue, SG&A expenses for the three months ended September 30, 1999 increased to 26.3% from 19.7% for the same period in 1998. The primary reason for the increase as a percentage of revenue was due to the integration costs related to acquisitions and the following:

     o   100% expansion of our sales force over the past 12 months;
     o   Aggressive implementation of certain marketing initiatives;
     o Integration costs related to the multiple acquisitions made over the past 12 months; and
     o   Revenue growth being lower than expected.

     We intend to reduce the rate that we expand our SG&A infrastructure over the next three to nine months.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1.9 million for the three months ended September 30, 1999 compared to $2.1 million for the three months ended September 30, 1998. As a percentage of revenue, R&D was 3.0% for the three months ended September 30, 1999 and 4.6% for the three months ended September 30, 1998. We anticipate that R&D expenses will continue to be approximately 2.0% to 3.0% of revenue for the remainder of 1999.

     GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $2.0 million for the three months ended September 30, 1999 from approximately $672,000 for the three months ended September 30, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by our 1998 and 1999 acquisitions.

     INCOME FROM OPERATIONS. Income from operations for the three months ended September 30, 1999 was $6.8 million compared to $10.3 million for the three months ended September 30, 1998. As a percentage of revenue, income from operations for the three months ended September 30, 1999 decreased to 11.0% from 22.6% in the three months ended September 30, 1998.

     OTHER INCOME. We realized $1.3 million of other income (net of other expenses) in the three months ended September 30, 1999 and $1.1 million in the three months ended September 30, 1998. Net other income consists primarily of investment income generated by our cash and marketable securities.

     PROVISION FOR INCOME TAXES. Our effective tax rate was 36.4% for the three months ended September 30, 1999 compared to 33.6% for the three months ended September 30, 1998. The higher effective tax rate for the three months ended September 30, 1999 is partially attributable to intangible asset amortization not being fully deductible for income tax purposes. Intangible asset amortization has increased 201.5% from the three months ended September 30, 1998 to the three months ended September 30, 1999. In addition, we have historically enjoyed a low effective tax rate primarily due to our industry's low tax rates in India. Accordingly, the effective tax rate has increased as a result of recent acquisitions in France, Canada, Japan, Australia and the United States, which have higher tax rates than India.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

     NET INCOME. Net income decreased to $5.2 million for the three months ended September 30, 1999 compared to $7.5 million for the three months ended September 30, 1998. As a percentage of revenue, net income for the three months ended September 30, 1999 decreased to 8.4% from 16.6% in the three months ended September 30, 1998. This decrease reflects lower gross profits and higher SG&A expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUE. For the nine months ended September 30, 1999, our revenue increased to $177.0 million, representing a 47.7% increase over revenue of $119.8 million for the nine months ended September 30, 1998. The acquisitions accounted for under the purchase method between May 1998 and September 1999 contributed a substantial portion of the revenue increase. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $143.3 million (including purchase acquisitions), representing a 134.2% increase over non Year 2000 revenue of $61.2 million for the nine months ended September 30, 1998. Revenue from our Year 2000 conversion services decreased 42.5% to $33.7 million for the nine months ended September 30, 1999 compared to $58.7 million for the nine months ended September 30, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 19.1% for the nine months ended September 30, 1999 as compared to 48.9% for the nine months ended September 30, 1998. We expect that Year 2000 revenue will continue to decrease over the next two quarters.

     COST OF REVENUE. Cost of Revenue was $97.2 million, or 54.9% of revenue, for the nine months ended September 30, 1999, as compared to $63.9 million, or 53.3% of revenue, for the nine months ended September 30, 1998. The increase in cost of revenue as a percentage of revenue was primarily attributable to reduced utilization of our software development facilities in India and Northern Ireland.

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

     GROSS PROFIT. Our gross profit increased 42.7% to $79.8 million in the nine months ended September 30, 1999 compared to $55.9 million in the nine months ended September 30, 1998. As a percentage of revenue, our gross profit decreased to 45.1% in the nine months ended September 30, 1999 compared to 46.7% in the nine months ended September 30, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 1999, SG&A expenses increased to $40.0 million, compared to $24.3 million for the nine months ended September 30, 1998. The dollar increase in SG&A expense is attributable to the following:

     o   purchase acquisitions;
     o   implementation of certain marketing initiatives;
     o   the expansion of sales personnel and sales offices; and
     o expansion of our general support staff, primarily recruiting and human resources personnel.

     As a percentage of revenue, SG&A expenses for the nine months ended September 30, 1999 increased to 22.6% from 20.3% for the same period in 1998. The primary reasons for the increase as a percentage of revenue were expansion of sales and marketing activities, integration costs related to acquisitions and revenue increasing at a lower rate than anticipated.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $4.7 million for the nine months ended September 30, 1999 from approximately $4.2 million in the nine months ended September 30, 1998. As a percentage of revenue, R&D decreased to 2.7% in the nine months ended September 30, 1999 from 3.5% for the nine months ended September 30, 1998.

     During the first nine months of 1999, in accordance with Statement of Financial Accounting Standard (SFAS) 86, we capitalized approximately $1.3 million of software costs related to our component based products for the insurance industry and our maintenance toolset. We did not capitalize software costs during 1998.

     GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $4.8 million for the nine months ended September 30, 1999 from approximately $1.3 million for the nine months ended September 30, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by two acquisitions in 1998 and four acquisitions in 1999.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. The purchased assets and assumed liabilities in connection with the acquisition of Fusion were recorded at their estimated fair values at the acquisition date of March 26, 1999. We received an appraisal of the intangible assets which indicated that approximately $3.4 million of the acquired intangible assets was acquired IPRD that had not yet reached technological feasibility and had no alternative future use (See Note 4). To determine the value of the IPRD, the Company's appraisal considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, discounted cash flow and associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to the cost of in-process research and development for projects that had not yet reached technological feasibility and had no alternative future uses. Accordingly, the acquired IPRD was charged to expense by the Company in the quarter ended March 31, 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     During the nine months ended September 30, 1998, in connection with our acquisition of Lyon, we incurred an $8.2 million expense for acquired in-process research and development costs. This expense was based on an appraisal of the intangible assets acquired in the Lyon acquisition.

     ACQUISITION COSTS. During the nine months ended September 30, 1999, we completed one acquisition that was accounted for as a pooling of interests. Acquisition expenses attributable to that merger were approximately $1.9 million.

     INCOME FROM OPERATIONS. Income from operations for the nine months ended September 30, 1999 was $25.0 million compared to $17.8 million for the nine months ended September 30, 1998. As a percentage of revenue, income from operations for the nine months ended September 30, 1999 decreased to 14.1% from 14.8% in the nine months ended September 30, 1998. Both periods reflect certain one-time charges related to acquisition costs and acquired in-process research and development costs. Excluding these one-time charges, as a percentage of revenue, income from operations for the nine months ended September 30, 1999 decreased to 17.1% from 21.8% in the nine months ended September 30, 1998. This decrease reflects the lower gross profit described above combined with higher SG&A expenses.

     OTHER INCOME. We realized approximately $4.0 million of other income (net of other expenses) in the nine months ended September 30, 1999 compared to net other income of approximately $3.1 million in the nine months ended September 30, 1998. Net other income consists primarily of investment income generated by our cash and marketable securities.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $11.6 million for the nine months ended September 30, 1999 from approximately $9.3 million for the nine months ended September 30, 1998. Excluding one-time charges this represents an effective tax rate of 37.7% and 31.9% for the nine month periods ended September 30, 1999 and 1998, respectively.

     The higher effective tax rate for the nine months ended September 30, 1999 is partially attributable to goodwill and acquired technology amortization not being fully deductible for income tax purposes. Intangible asset amortization has increased 258.9% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. In addition, we have historically enjoyed a low effective tax rate primarily due to our industry's low tax rates in India. Accordingly, the effective tax rate has increased as a result of recent acquisitions in France, Canada, Japan, Australia and the United States, which have higher tax rates than India.

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

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     NET INCOME. Net income increased to $17.4 million for the nine months ended September 30, 1999 compared to $11.6 million for the nine months ended September 30, 1998. Net income for the nine months ended September 30, 1999, excluding one-time charges, was approximately $21.4 million compared to net income of approximately $19.9 million excluding one-time charges for the nine months ended September 30, 1998. Excluding one-time charges, as a percentage of revenue, net income for the nine months ended September 30, 1999 decreased to 12.1% from 16.6% in the nine months ended September 30, 1998.

     DILUTED EARNINGS PER SHARE. Diluted earnings per share was $0.44 for the nine months ended September 30, 1999 and $0.33 for the nine months ended September 30, 1998. Excluding one-time charges, diluted earnings per share was $0.54 for the nine months ended September 30, 1999 as compared to $0.57 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, we had:

     o   working capital of $94.7 million;
     o liquid assets including cash, cash equivalents and marketable securities of approximately $75.3 million; and
     o   available bank lines of credit of approximately $13.9 million.

     Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 1999. The positive cash flow from operations primarily reflects our continuing profitability and the tax benefits generated through the exercise of employee stock options.

     Net cash used in investing activities was $20.8 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, we invested an additional $14.1 million in the acquisition of subsidiaries and purchased $20.4 million of property and equipment.

     Net cash used in financing activities was $4.6 million for the nine months ended September 30, 1999.

     We maintain an uncollateralized $10.0 million revolving credit facility which allows us to borrow up to 80% of the book value of our United States accounts receivable. Our interest rate for this facility varies and is 1% above LIBOR (currently 7.0%). At September 30, 1999, we had not borrowed any funds under this facility and the $10.0 million was available to us. Provisions of this line of credit and certain notes payable contain financial covenants, including covenants that require us to maintain certain financial ratios. At September 30, 1999, we were in compliance with these covenants. This credit facility can be canceled at any time by the bank or by us.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


     Certain of our subsidiaries maintain additional revolving credit line arrangements. At September 30, 1999, there were no amounts outstanding under these facilities and the maximum amount available was approximately $3.9 million. The respective subsidiary's accounts receivable and certain property and equipment collateralize these facilities.

     During September 1998, we entered into contracts to purchase land and construct new facilities for our corporate headquarters. The total price of this project (including furniture, fixtures and equipment) is expected to be approximately $28.0 million of which $20.4 million has been expended as of September 30, 1999. Completion of this project is scheduled for January 2000.

     We continuously review our future cash requirements, together with our available bank lines of credit and internally generated funds. We believe we have adequate capital resources to meet all working capital obligations and fund the development of our current business operations, including the following business objectives:

     o   Continued expansion of existing business;
     o   Continued funding of research and development initiatives;
     o Anticipated levels of capital expenditures including the construction of our corporate headquarters;
     o   Strategic mergers and acquisitions; and
     o Any debt repayment requirements, including those that may be required pursuant to the integration of our acquisitions.

ASSET MANAGEMENT

     Our accounts receivable balance was $42.6 million at September 30, 1999. The increase of $14.0 million from December 31, 1998 was primarily due to new acquisitions and revenue growth of 47.7%. A common financial measure is the calculation of days sales outstanding in accounts receivable. We refer to days sales outstandings as DSO. We believe that the calculation of DSO should be done on our quarterly results of operations to factor in our historic rapid revenue growth rate. Based on the above, DSO was 62 days at September 30, 1999. The Lyon and Atechsys acquisitions add approximately 5 days to our DSO as collection practices of accounts receivable in France have historically been slower than collections in other geographical areas. In addition, accounts receivable in Canada, France, Japan and U.K. include value added taxes that are not included in revenue. Without value added taxes, DSO would be approximately 3 days less than the above levels.

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

     OUR STATE OF READINESS. We have assessed the impact that Year 2000 will have on our information technology and non-information technology systems, relationships with our third-party vendors and relationships with our clients.

     Although we continue to review all of our systems, for Year 2000 compliance, we have discovered that only our internal accounting system is not Year 2000 compliant. A new accounting system has been selected and we expect to have replaced the non-compliant accounting system by the end of 1999. The implementation of a new accounting system was made for reasons other than the fact that the system to date is not Year 2000 compliant. Accordingly, we have not accelerated replacement plans for such system in light of its non-compliance. To date, we have incurred expenses approximating $50,000 related to Year 2000 compliance and we anticipate that the total cost should not exceed $100,000. These estimates primarily reflect the costs related to our personnel. We do not believe that the costs associated with the replacement of the accounting system will have a material impact on our results of operations and financial condition. We have not identified any other IT or non-IT system that is subject to a material risk of disruption due to Year 2000. We do not believe a formal contingency plan is required for internal systems.

     We have assessed whether a system failure experienced by any of our third-party vendors would negatively impact our operations or financial condition. We have determined that a Year 2000 system failure experienced by our satellite and communications vendors could potentially interrupt communications between client sites and our software development centers. This interruption could result in loss of revenue, increased costs and project delays. We have contacted our satellite and communications vendors in order to assess whether they anticipate any communications failures or interruptions as a result of the Year 2000. We have been informed that no such failures or interruptions are presently anticipated. If, however, further analysis determines that one or more of our satellite or communications vendors may encounter Year 2000 related failures or interruptions, we will be required to develop a contingency plan. It is anticipated that a contingency plan, if necessary, will be developed by the end of 1999. We have determined that a system failure experienced by the satellite and communication vendors could have a material effect on our results of operations and financial condition. System failure by any other third-party vendor would not have a material affect on our results of operations and financial condition.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27 Financial Data Schedule (SEC use only).

         o  The Registrant filed a report on Form 8-K on August 27, 1999 under
            Item 5 disclosing restated financial statements for the pooling of interests acquisitions of Atechysys, S.A., Fusion Systems Japan Co. Ltd. and Orion Consulting, Inc.

         o  The Registrant filed a report on Form 8-K on November 15, 1999 under
            Item 5 disclosing restated financial statements for the pooling of interests acquisition of Atechsys, S.A.

         o The Registrant filed a report on Form 8-K on September 10, 1999 under Item 5 disclosing updated annual business information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 IMRGLOBAL  CORP.

Date    NOVEMBER 12, 1999                        /s/ SATISH K. SANAN
     --------------------                        --------------------------
                                                 Satish K. Sanan
                                                 Chief Executive Officer


Date    NOVEMBER 12, 1999                        /s/ ROBERT M. MOLSICK
     --------------------                        --------------------------
                                                 Robert M. Molsick
                                                 Chief Financial Officer

                                 IMRGLOBAL CORP.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                         PAGE
--------                          -----------                         ----

 27          Financial Data Schedule ................................  28