Form 10-Q/A
period 1999-03-31
IMRGLOBAL CORP
filed 1999-11-19
CIK 1021772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                         Commission File Number 0-28840


                                 IMRGLOBAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            FLORIDA                                      59-2911475
-------------------------------             ------------------------------------
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

Yes    [X]          No    [ ]


         As of November 12, 1999, there were 38,556,883 outanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

    ITEM 1.     Consolidated Balance Sheets
                as of March 31, 1999 and December 31, 1998...................  3

                Consolidated Statements of Operations
                for the Three Months Ended March 31, 1999
                and 1998.....................................................  4

                Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 1999
                and 1998.....................................................  5

                Notes to Consolidated Financial Statements...................  6


    ITEM 2.     Management's Discussion and Analysis of Results of
                Operations and Financial Condition........................... 17

    ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk... 21


    PART II - OTHER INFORMATION

    ITEM 1.       Legal Proceedings ......................................... 22

    ITEM 5.       Other Information ......................................... 22

    ITEM 6.       Exhibits and Reports on Form 8-K........................... 22

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               DECEMBER 31,    MARCH 31,
                                                                                  1998           1999
                                                                               ---------       ---------
                                                                               (RESTATED)     (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents ............................................      $  78,807       $  79,600
   Marketable Securities ................................................         31,609          34,565
   Accounts receivable ..................................................         28,538          33,818
   Unbilled work in process .............................................          5,145           7,704
   Deferred income taxes ................................................         14,141          12,412
   Prepaid expenses and other current assets ............................          3,592           4,056
                                                                               ---------       ---------
         Total current assets ...........................................        161,832         172,155

Property and equipment, net of accumulated depreciation .................         21,416          27,914
Capitalized software costs, net of accumulated amortization .............             --             704
Deposits and other assets ...............................................          3,622           5,862
Intangible assets, net of accumulated amortization ......................         36,829          77,993
                                                                               ---------       ---------
         Total assets ...................................................      $ 223,699       $ 284,628
                                                                               =========       =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................................      $   7,750       $  14,211
   Accrued compensation .................................................          8,733          21,651
   Deferred revenue .....................................................          3,446           3,276
   Other current liabilities ............................................         19,120          18,667
                                                                               ---------       ---------
         Total current liabilities ......................................         39,049          57,805

Long-term debt ..........................................................            671           1,894
Deferred tax liability ..................................................          1,040             646
Accrued compensation ....................................................          8,125           2,720
                                                                               ---------       ---------
         Total liabilities ..............................................         48,885          63,065
                                                                               ---------       ---------

Shareholders' equity:
   Preferred stock ......................................................             --              --
   Common stock .........................................................          3,039           3,436
   Additional paid-in capital ...........................................        139,800         183,449
   Retained earnings ....................................................         33,433          37,100
   Notes receivable from stock sale .....................................           (366)           (366)
   Accumulated other comprehensive expense ..............................         (1,092)         (2,056)
                                                                               ---------       ---------
         Total shareholders' equity .....................................        174,814         221,563
                                                                               ---------       ---------
         Total liabilities and shareholders' equity .....................      $ 223,699       $ 284,628
                                                                               =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              1998           1999
                                                          ------------   -------------
                                                           (Restated)
Revenue ..............................................      $ 34,616       $ 51,888
Cost of revenue ......................................        18,777         27,739
                                                            --------       --------
         Gross profit ................................        15,839         24,149

Selling, general and administrative expenses .........         7,399         11,338
Research and development expenses ....................           989          1,232
Goodwill and intangible amortization .................           290            821
Acquired in-process research and development .........            --          3,410
Acquisition costs ....................................            --          1,936
                                                            --------       --------
         Income from operations ......................         7,161          5,412

Other income (expense):
         Interest expense ............................           (76)            (4)
         Interest income and other ...................         1,121          1,599
                                                            --------       --------
         Total other income ..........................         1,045          1,595
                                                            --------       --------
Income before provisions for income taxes ............         8,206          7,007

Provision for income taxes ...........................         2,459          3,340
                                                            --------       --------
         Net income ..................................      $  5,747       $  3,667
                                                            ========       ========

Earnings per share:
         Basic .......................................      $   0.21       $   0.12
                                                            ========       ========
         Diluted .....................................      $   0.17       $   0.10
                                                            ========       ========

Shares outstanding:
         Basic .......................................        26,802         30,565
                                                            ========       ========

         Diluted .....................................        33,743         35,775
                                                            ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1998           1999
                                                                              ------------   -------------
                                                                               (Restated)
Cash flows from operating activities:
   Net income ............................................................      $  5,747       $  3,667
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ......................................           804          1,865
      In-process research and development ................................            --          3,410
      Deferred taxes .....................................................           (26)         1,249
      Tax benefit of stock options .......................................         1,499            427
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process ................        (6,704)        (3,690)
         Other current assets ............................................         2,106           (321)
         Deposits and other assets .......................................          (618)          (446)
         Accounts payable and other liabilities ..........................         1,550          1,067
         Accrued compensation ............................................         1,213            959
         Income tax ......................................................           741           (262)
         Deferred revenue ................................................           (47)        (1,205)
                                                                                --------       --------
         Total adjustments ...............................................           518          3,053
                                                                                --------       --------
         Net cash provided by operating activities .......................         6,265          6,720
                                                                                --------       --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired ..............................................           703          5,455
   Investment in marketable securities, net ..............................        (1,190)        (2,955)
   Additions to capitalized software costs ...............................            --           (703)
   Additions to property and equipment ...................................        (3,543)        (6,295)
                                                                                --------       --------
         Net cash used in investing activities ...........................        (4,030)        (4,498)
                                                                                --------       --------

Cash flows from financing activities:
   Net repayments from revolving credit line .............................           256           (223)
   Payments on long-term debt, notes and capital leases ..................          (139)        (1,262)
   Proceeds from issuance of common stock ................................           138            759
                                                                                --------       --------
         Net cash provided by (used in) financing activities .............           255           (726)
                                                                                --------       --------

Effect of exchange rate changes ..........................................           (45)          (703)
                                                                                --------       --------

Net increase (decrease) in cash and cash equivalents .....................         2,445            793
Cash and cash equivalents at beginning of period .........................        86,999         78,807
                                                                                --------       --------

Cash and cash equivalents at end of period ...............................      $ 89,444       $ 79,600
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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. In January 1999, IMRglobal acquired all of the outstanding capital stock of Atechsys S.A. ("Atechsys") in an acquisition accounted for as a pooling of interests. All prior period consolidated financial statements presented herein have been restated to include the financial position, results of operations and cash flows of Atechsys.

         These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K") as filed with the Securities and Exchange Commission (the "Commission"). Form 8-K filed during November 1999 restates the financial position, results of operations and cash flows for the Atechsys pooling of interest transaction for the three years ended December 31, 1998.

2.       RESTATEMENT

         During March 1999, IMRglobal Corp. acquired Fusions Systems Japan Co., Ltd. ("Fusion") in a transaction that was originally accounted for as pooling of interests in accordance with APB Opinion 16, "Business Combinations". In accordance with pooling of interests rules the consolidated financial statements for all prior periods were restated to include the accounts of Fusion. Restated financial statements for the three months ended March 31, 1998 and 1999 were included in a previous filing on Form 10-Q dated May 14, 1999.

         On October 22, 1999, IMRglobal announced it will change its accounting treatment for the merger with Fusion from the pooling of interests method to the purchase method of accounting. The change in accounting will be retroactive to the merger date of March 26, 1999 for Fusion. The factors that led to the decision to change the accounting treatment included a determination that (i) certain affiliate transactions and (ii) IMRglobal's Board of Directors October 1999 authorization for a stock buyback preclude the use of the pooling of interests accounting method for the Fusion merger. In addition, IMRglobal agreed to restructure the Fusion merger from an all stock transaction to a combination of cash and stock.

         As a result of the above change in accounting treatment, IMRglobal Corp.'s consolidated financial statements for all prior periods have been restated to remove the accounts of Fusion and treat this acquisition as a purchase business combination. Restated financial statements for the three months ended March 31, 1998 and 1999 are attached to this Form 10-Q/A.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

2.       RESTATEMENT (CONTINUED)

         The effects of the restatement resulted in the following impact on IMRglobal's previously reported results of operations for the three month periods ended March 31, 1998 and 1999 (in thousands).

                                                                 THREE MONTHS     THREE MONTHS
                                                                     ENDED            ENDED
                                                                MARCH 31, 1998   MARCH 31, 1999
                                                                --------------   --------------
         Income before provision for income taxes:
            As previously reported ........................      $      7,629      $   8,859
            Adjustment related to converting the Fusion
               transaction from the pooling of interests
               method to the purchase method ..............               577         (1,852)
                                                                 ------------      ---------

            Restated ......................................      $      8,206      $   7,007
                                                                 ============      =========

         Net income:
            As previously reported ........................      $      5,353      $   5,406
            Adjustment related to converting the Fusion
               transaction from the pooling of interests
               method to the purchase method ..............               394         (1,739)
                                                                 ------------      ---------

            Restated ......................................      $      5,747      $   3,667
                                                                 ============      =========

         Earnings per share - Basic:
            As previously reported ........................      $       0.18      $    0.16
            Adjustment related to converting the Fusion
               transaction from the pooling of interests
               method to the purchase method ..............              0.03          (0.04)
                                                                 ------------      ---------

            Restated ......................................      $       0.21      $    0.12
                                                                 ============      =========

         Earnings per share - Diluted:
            As previously reported ........................      $       0.13      $    0.13
            Adjustment related to converting the Fusion
               transaction from the pooling of interests
               method to the purchase method ..............              0.02          (0.04)
            Adjustment for restatement
               of treasury stock method (See Note 2) ......              0.02           0.01
                                                                 ------------      ---------

            Restated ......................................      $       0.17   $       0.10
                                                                 ============   ============

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

         Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                            1998          1999
                                                                                       ------------  --------------
          Weighted average
             common stock outstanding ..............................................        26,802        30,565

          Weighted average
             common stock equivalents ..............................................         6,941         5,210
                                                                                           -------       -------
          Shares used in diluted earnings
             per share calculation .................................................        33,743        35,775
                                                                                           =======       =======

         Shares used in the diluted earnings per share calculation have been restated to reflect the income tax benefit which could be used to purchase additional treasury shares. This restatement has resulted in a decrease in shares of 4.3 million and 3.1 million and an increase in diluted earnings per share of $0.02 and $0.01 for the three months ended March 31, 1998 and 1999, respectively.

         CAPITALIZED SOFTWARE COSTS - Capitalized software costs are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product or process is capitalized when both (i) technological feasibility is established for the software and (ii) all research and development activities for the other components of the product or process have been completed. Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

4.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for the three months ended March 31, 1999 are summarized as follows (in thousands):

                                                                                                         ACCUMULATED
                                           COMPREHENSIVE              ADDITIONAL                            OTHER
                                              INCOME       COMMON      PAID-IN    RETAINED              COMPREHENSIVE
                                             (EXPENSE)      STOCK      CAPITAL    EARNINGS      OTHER       EXPENSE       TOTAL
                                             ---------    ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1998 (Restated) ....   $      --    $   3,039   $ 139,800   $  33,433   $    (366)   $  (1,092)   $ 174,814
Common stock issued in
   connection with acquisitions ..........          --          390      42,471          --          --           --       42,861
Employee stock purchase plan .............          --            1         245          --          --           --          246
Stock options exercised ..................          --            6         506          --          --           --          512
Tax benefit of stock options exercised....          --           --         427          --          --           --          427
Net income ...............................       3,667           --          --       3,667          --           --        3,667
Translation adjustment ...................        (964)          --          --          --          --         (964)        (964)
                                             ---------
Comprehensive income .....................   $   2,703           --          --          --          --           --           --
                                             =========    ---------    ---------   ---------   ---------   ---------    ---------
Balance, March 31, 1999 ..................                $   3,436    $ 183,449   $  37,100   $    (366)  $  (2,056)   $ 221,563
                                                          =========    =========   =========   =========   =========    =========

         IMRglobal has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income (expense) and its components. Comprehensive income (expense) presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for periods beginning after December 15, 1997. IMRglobal has elected to disclose this information in the Statement of Shareholders' Equity. As of March 31, 1999, the accumulated other comprehensive expense account consists of cumulative foreign currency translation adjustments.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS

         ATECHSYS S.A. ("ATECHSYS")--On January 8, 1999, IMRglobal acquired 100% of the outstanding stock of Atechsys S.A., a privately held information technology company based in Paris, France, specializing in business and technology consulting specific to capital markets businesses. In exchange for Atechsys' common stock, Atechsys' shareholders received 718,859 shares of IMRglobal common stock. The Atechsys acquisition is accounted for as a pooling of interests combination pursuant to the provisions of APB Opinion No. 16. Financial statements for all periods have been restated to give effect to the business combination. Costs of approximately $1.9 million related to the acquisition have been charged to acquisition costs and included in the statement of income for the three months ended March 31, 1999.

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

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

                                                                                PERCENT
                                                   DATE            PERCENT      COMPLETE       PERCENT                 AMOUNT
     FOX PRODUCT/                    R&D        PROTOTYPE         COMPLETE      CALENDAR      COMPLETE                   IN
      COMPONENT                  START DATE     COMPLETE        MAN MONTHS        TIME       VALUE BASIS  CONCLUDED   THOUSANDS
-----------------------          ----------     ---------       ----------        ----       -----------  ---------   ---------
Japan:
  BTA                             01-Aug-97     01-Jun-99            90%           90%            90%         90%      $    120
  STA/BTA/OBA merge               31-Dec-98     31-Mar-00            19%           19%            19%         19%            40
  Extended Limit Type             01-Nov-98     01-May-99            80%           80%            80%         80%            50
  AA                              01-Aug-97     01-Jul-99            86%           86%            86%         86%           110
  XA                              01-Feb-99     01-Jan-00            16%           16%            16%         16%            20
  OES-Upgrades                    01-Jan-98     01-Jul-99            82%           82%            82%         82%           170
  LH JASDAQ                       01-Nov-97     01-Aug-99            80%           80%            90%         90%           330
  LH TIFFE                        01-Mar-99     01-Sep-99            14%           14%            57%         57%           160
World:
  STA                             30-Jun-98     30-Jun-00            37%           37%            68%         68%           110
  BTA                             30-Jun-98     30-Jun-00            37%           37%            68%         68%           140
  OBA                             30-Jun-98     30-Jun-00            37%           37%            68%         68%           110
  STA/BTA/OBA merge               31-Dec-98     30-Jun-00            21%           16%            61%         61%            50
  TT                              01-Jan-98     30-Jun-00            21%           49%            60%         60%            30
  DBA                             01-Jan-98     30-Jun-00            21%           49%            60%         60%            50
  FOX Router                      01-Dec-96     01-Dec-99            32%           77%            83%         83%            20
  MGS                             30-Jun-97     01-Dec-00            51%           51%            63%         63%            90
  OES                             01-Jan-98     01-Dec-00            42%           42%            57%         57%           130
                                                                                                                       --------
Subtotal carried forward                                                                                                  1,730

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

                                                                                PERCENT
                                                   DATE            PERCENT      COMPLETE       PERCENT                 AMOUNT
     FOX PRODUCT/                    R&D        PROTOTYPE         COMPLETE      CALENDAR      COMPLETE                   IN
      COMPONENT                  START DATE     COMPLETE        MAN MONTHS        TIME       VALUE BASIS  CONCLUDED   THOUSANDS
-----------------------          ----------     ---------       ----------        ----       -----------  ---------   ---------
Balance brought forward                                                                                                   1,730

World:
  LH HK                           01-Oct-98     01-Oct-99            28%           48%            64%         64%           220
  LH TAIWAN                       01-Oct-98     01-Oct-99            28%           48%            64%         64%           290
  LH KOREA                        01-Oct-98     01-Mar-00            31%           34%            65%         65%           210
  LH SING                         01-Oct-98     01-Mar-00            31%           34%            65%         65%           100
  LH AUS                          01-Oct-98     01-Sep-99            32%           53%            66%         66%           250
  LH SH                           01-Oct-98     01-Mar-00            31%           34%            65%         65%            90
  LH LON                          01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
  LH EUREX                        01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
  LH PARIS                        01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
  LH FRANK                        01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
                                                                                                                       --------
                                                                                                                       $  3,410
                                                                                                                       ========

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

         Separate results of operations for the periods prior to the merger with Atechsys are summarized below (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                              1998
                                                       ------------------
          Revenue:
            IMRglobal .................................      $32,327
            Adjustment for pooling of interests .......        2,289
                                                             -------

                     Combined .........................      $34,616
                                                             =======

          Net income:
            IMRglobal .................................      $ 5,498
            Adjustment for pooling of interests .......          249
                                                             -------

                     Combined .........................      $ 5,747
                                                             =======

          Other changes in shareholders' equity:
            IMRglobal .................................      $46,479
               Adjustment for pooling of interests ....           --
                                                             -------

                     Combined .........................      $46,479
                                                             =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

6.       SEGMENT INFORMATION (IN THOUSANDS):

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1998   MARCH 31, 1999
                                                              --------------   --------------
          Revenue by service offering:
             Transitional outsourcing .....................      $ 14,020         $ 32,714
             Year 2000 ....................................        17,821           15,675
             Professional services ........................         2,775            3,499
                                                                 --------         --------

                   Total revenue ..........................      $ 34,616         $ 51,888
                                                                 ========         ========

          Income from operations:
             Sales organizations ..........................      $  6,183         $ 10,998
             Software Development Centers .................         2,257            1,813
                                                                 --------         --------
                   Income from operations -
                      sales and delivery centers ..........         8,440           12,811

             Research and development .....................          (989)          (1,232)
             Goodwill amortization ........................          (290)            (821)
             Acquisition costs and acquired in-process
                research and development ..................            --           (5,346)
                                                                 --------         --------
                   Income from operations .................      $  7,161         $  5,412
                                                                 ========         ========


         The Company is engaged in one business segment. The sales organization provides IT transitional outsourcing services to large companies in North America, Europe and Asia. Software Development Centers consist of two Indian facilities and one Northern Ireland facility that provide software development services to the sales organizations. Intercompany sales are accounted for at prices representative of unaffiliated party transactions and are eliminated in consolidation.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


7.       ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         During 1998 and 1999, IMRglobal completed several acquisitions (see
Note 4). The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       1998            1999
                                                    ----------      ----------
          As reported:
            Revenue ..........................      $   34,616      $   51,888
            Net income .......................      $    5,747      $    3,667
               Basic earnings per share ......      $     0.21      $     0.12
               Diluted earnings per share ....      $     0.17      $     0.10

          Pro forma (unaudited):
            Revenue ..........................      $   46,394      $   61,071
            Net income .......................      $    5,573      $    2,252
               Basic earnings per share ......      $     0.18      $     0.07
               Diluted earnings per share ....      $     0.15      $     0.06


         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1999 or of future operations of the combined companies under the ownership and management of IMRglobal.

8.       CONTINGENCIES

         During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.7 million in cash and 531,353 shares in IMRglobal. In addition, the acquisition agreement provides that if the average price of the IMRglobal shares on NASDAQ is less than $27.24 per share for the seven trading days prior to May 15, 1999, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $27.24 multiplied by 499,353 shares. On May 15, 1999 the average price of IMRglobal's shares for the seven trading days prior to May 15, 1999 was $18.768 per share. Accordingly, the liability to the former shareholders of Lyon was approximately $4.2 million.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

8.       CONTINGENCIES (CONTINUED)

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

9.       SUBSEQUENT EVENTS

         On June 15, 1999, IMRglobal acquired 100% of the outstanding stock of Orion Consulting, Inc. ("Orion"), a privately held management consulting firm, headquartered in Cleveland, Ohio, primarily serving the Health Care industry. In exchange for Orion's common stock, Orion's shareholders received 3,028,414 shares (valued at $41.4 million) of IMRglobal's common stock. The Orion acquisition is being accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE. For the three months ended March 31, 1999, revenue increased to $51.9 million representing a 49.9% increase over revenue of $34.6 million for the three months ended March 31, 1998. The 1998 and 1999 acquisitions of ECWerks, Visual Systems, Inc. and Lyon Consultants, S.A. accounted for approximately one-half of the revenue increase. Revenue from IMRglobal's core transitional outsourcing services (software development, application maintenance and migration, re-engineering services, consulting and E-commerce) increased to $32.7 million or 133.3% for the quarter ended March 31, 1999, compared to $14.0 million for the quarter ended March 31, 1998. Revenue from IMRglobal's Year 2000 conversion services ("Year 2000 revenue") decreased to $15.7 million or 12.0% for the quarter ended March 31, 1999 compared to $17.8 million for the quarter ended March 31, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 30.2% for the three months ended March 31, 1999 as compared to 51.5% for the three months ended March 31, 1998. The decrease of Year 2000 revenue is expected to continue over the next four quarters.

         COST OF REVENUE. Cost of revenue was $27.7 million, or 53.5% of revenue, for the three months ended March 31, 1999, as compared to $18.8 million, or 54.2% of revenue, for the three months ended March 31, 1998. The decrease in cost of revenue as a percentage of revenue reflects: (i) productivity gains from IMRglobal's transformation toolsets; (ii) improved utilization of software development personnel in India and Northern Ireland; and
(iii) a 16.7% devaluation in the Indian Rupee since September 30, 1997, which resulted in reduced costs at IMRglobal's Indian software development centers. Wage costs continue to increase at a greater rate than general inflation in each of the countries in which IMRglobal has operations, and IMRglobal anticipates that this trend will continue in the near term. IMRglobal has been able to pass these wage increases on to its customers in the form of increased prices for its service offerings. However, there can be no assurance that IMRglobal will be able to continue to increase prices to its customers to offset future wage increases.

         GROSS PROFIT. Gross profit increased 52.5% to $24.1 million in the first quarter of 1999 compared to $15.8 million in the prior comparable period. As a percentage of revenue, gross profit increased to 46.5% in the first quarter of 1999 compared to 45.8% in the first quarter of 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1999, selling, general and administrative (SG&A) expenses increased to $11.3 million, compared to $7.4 million for the three months ended March 31, 1998. As a percentage of revenue, SG&A expenses for the three months ended March 31, 1999 increased to 21.9% from 21.4% for the same period in 1998. The dollar increase in SG&A expenses is attributable to the addition of eight sales offices, the expansion of sales personnel, the Lyon, Visual and ECWerks acquisitions, expansion of IMRglobal's delivery capacity, regionalization of operations and increases in costs related to expanding IMRglobal's general support staff (primarily recruiting and employee services personnel). IMRglobal intends to continue to expand its SG&A infrastructure in order to position IMRglobal for continued revenue growth.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenses increased to approximately $1.2 million for the three months ended March 31, 1999 from approximately $1.0 million in the comparable period of 1998. As a percentage of revenue, R&D decreased to 2.4% from 2.9% for the same period in 1998. This decrease as a percentage of revenue occurred due to the capitalization of costs related to component development. The increase in dollars is attributable to: (i) the acquisition of Lyon and the continued development of Lyon's component technology for certain targeted industries offset by capitalized costs of components nearing completion; and (ii) the expansion of efforts to develop and enhance IMRglobal's transformation toolsets.

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $821,000 for the three months ended March 31, 1999 from approximately $290,000 for the three months ended March 31, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by the acquisition of ECWerks, Lyon and Visual.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT ("IPRD") AND ACQUISITION COSTS. The purchased assets and assumed liabilities in connection with the acquisition of Fusion were recorded at their estimated fair values at the acquisition date. We received an appraisal of the intangible assets which indicated that approximately $3.4 million of the acquired intangible assets was acquired IPRD that had not yet reached technological feasibility and had no alternative future use (See Note 5). To determine the value of the IPRD, our appraisal considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, discounted cash flow and associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to the cost of in-process research and development for projects that had not yet reached technological feasibility and had no alternative future uses. Accordingly, the acquired IPRD was charged to expense by the Company in its quarter ended March 31, 1999. In addition, the Company recorded a one-time charge of approximately $1.9 million for costs related to the Atechsys pooling of interests.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         INCOME FROM OPERATIONS. Operating income for the first quarter of 1999 was $5.4 million compared to $7.2 million in the comparable period of 1998. As a percentage of revenue, income from operations for the three months ended March 31, 1999 decreased to 10.4% from 20.7% in the comparable period in 1998. The decrease in income from operations as a percentage of revenue was the result of one-time charges of $5.3 million for acquired in-process research and development and acquisition costs related to the Atechsys and Fusion acquisitions. Excluding these one-time charges income from operations was $10.8 million compared to $7.2 million in the comparable period in 1998. Excluding these one-time charges, as a percentage of revenue, income from operations was 20.7% for the three months ended March 31, 1998 and 1999.

         OTHER INCOME (EXPENSE). IMRglobal realized net other income of approximately $1.6 million in the first quarter of 1999 compared to net other income of approximately $1.0 million in the comparable period of 1998. Other income consists primarily of investment income generated by IMRglobal's cash and marketable securities.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $3.3 million for the three months ended March 31, 1999 from approximately $2.5 million for the three months ended March 31, 1998. This increase is due to increased earnings in the current year excluding one-time charges for acquisition costs, which are not deductible for tax purposes. Excluding nondeductible one-time charges, the effective tax rate was 30.0% and 37.3% for the three month periods ended March 31, 1998 and March 31, 1999, respectively. Historically, IMRglobal has enjoyed a low effective tax rate primarily due to the low tax rates in India. The effective tax rate increased as a result of recent acquisitions in France, Canada, Japan and Australia which have higher tax rates than India. In addition, amortization of goodwill and other intangible assets is often not deductible for income tax purposes. Intangible asset amortization has increased 183.1% from the first quarter of 1998 to the first quarter of 1999.

         NET INCOME. Net income decreased to $3.7 million for the three months ended March 31, 1999 compared to $5.8 million for the comparable 1998 period. This decrease was the result of the net after tax affect of approximately $4.0 million of one-time acquired in-process research and development and acquisition costs related to the acquisition of Atechsys and Fusion during the first quarter of 1999. Net income for the first quarter of 1999 excluding one-time charges is approximately $7.6 million compared to net income of approximately $5.7 million in the comparable period of 1998. Excluding one-time charges, as a percentage of revenue, net income for the three months ended March 31, 1999 decreased to 14.7% from 16.6% in the comparable period in 1998.

         EARNINGS PER SHARE - DILUTED. Earnings per share diluted was $0.10 per share for the three months ended March 31, 1999 compared to $0.17 per share for the comparable period in 1998. Excluding one-time charges, earnings per share was $0.21 for the three months ended March 31, 1999 as compared to $0.17 for the three months ended March 31, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, IMRglobal had working capital of $114.4 million; a current ratio of 3.0 to 1.0; liquid assets (cash, cash equivalents and marketable securities) of $114.2 million; and available bank lines of credit of approximately $14.0 million. Additionally, cash provided by operations was approximately $3.3 million for the three months ended March 31, 1999. During June 1998, IMRglobal entered into a contract to purchase land and construct new facilities for its corporate headquarters. The total price of this project is expected to be approximately $28.0 million of which $7.2 million has been expended as of March 31, 1999. Completion of this project is scheduled for January 2000. On April 28, 1999, an additional $12 million of cash was expended in the acquisition of PLP. In addition, IMRglobal has a contingent liability to the former shareholders of Lyon Consultants, S.A. (See Note 8 of Notes to Consolidated Financial Statements). IMRglobal continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. IMRglobal believes it has adequate capital resources to meet all working capital obligations and fund the development of its current business operations.

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

         IMRGLOBAL'S STATE OF READINESS. IMRglobal has assessed the impact that Year 2000 will have on its information technology and non-information technology systems, relationships with its third-party vendors and relationships with its clients. As a result of the initial assessment, IMRglobal believes that the Year 2000 will not give rise to any event that will have a material adverse effect on IMRglobal's results of operations and financial condition.

         Although IMRglobal continues to review its IT systems, as well as its non-IT systems, for Year 2000 compliance, to date, IMRglobal has discovered that only its internal accounting system is not Year 2000 compliant. IMRglobal is replacing this accounting system in fiscal year 1999 for reasons other than the fact that the system is not Year 2000 compliant and it has not accelerated replacement plans for such system in light of its non-compliance. Through March 31, 1999, IMRglobal has incurred expenses approximating $25,000 related to Year 2000 compliance and anticipates that the total cost should not exceed approximately $100,000. These cost estimates primarily reflect the costs related to IMRglobal personnel. IMRglobal does not believe that the costs associated with the replacement of the accounting system will have a material impact on IMRglobal's results of operations and financial condition. IMRglobal has not identified any other IT or non-IT system that is subject to a material risk of disruption due to the Year 2000. IMRglobal does not believe a formal contingency plan is required for internal systems.

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

                                             IMRGLOBAL  CORP.


Date    NOVEMBER 19, 1999                    /s/ SATISH K. SANAN
    -----------------------------            -----------------------------------
                                             Satish K. Sanan
                                             Chief Executive Officer



Date    NOVEMBER 19, 1999                    /s/ ROBERT M. MOLSICK
    -----------------------------            -----------------------------------
                                             Robert M. Molsick
                                             Chief Financial Officer

                                 IMRGLOBAL CORP.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  27                   Financial Data Schedule