Form 10-Q/A
period 1999-06-30
IMRGLOBAL CORP
filed 1999-11-19
CIK 1021772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------


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

Yes [X]   No [ ]


         As of November 15, 1999, there were 38,558,008 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
    ITEM 1.  Consolidated Balance Sheets
             as of December 31, 1998 and June 30, 1999.....................  3

             Consolidated Statements of Operations
             for the Three Months and Six Months Ended
             June 30, 1998 and 1999........................................  4

             Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1998
             and 1999......................................................  5

             Notes to Consolidated Financial Statements....................  6

    ITEM 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition............................ 17

    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.... 26


                           PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings ............................................ 27

    ITEM 5.  Other Information ............................................ 27

    ITEM 6.  Exhibits and Reports on Form 8-K.............................. 27

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,      JUNE 30,
                                                                   1998            1999
                                                                -----------       --------
                                                                 (Restated)     (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents ..............................      $  78,807       $  58,012
   Marketable securities ..................................         31,609          27,340
   Accounts receivable, net of allowance ..................         28,538          46,292
   Unbilled work in process ...............................          5,145          11,100
   Deferred taxes .........................................         14,141          12,797
   Prepaid expenses and other current assets ..............          3,592           4,436
                                                                 ---------       ---------

         Total current assets .............................        161,832         159,977

Property and equipment, net of accumulated depreciation ...         21,416          36,058
Capitalized software costs, net of accumulated amortization           --             1,271
Deposits and other assets .................................          3,622           6,000
Intangible assets, net of accumulated amortization ........         36,829         137,251
                                                                 ---------       ---------

         Total assets .....................................      $ 223,699       $ 340,557
                                                                 =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................      $   7,750       $  11,511
   Accrued compensation ...................................          8,733          24,115
   Deferred revenue .......................................          3,446           1,715
   Other current liabilities ..............................         19,120          24,407
                                                                 ---------       ---------

         Total current liabilities ........................         39,049          61,748

Long-term debt ............................................            671           1,598
Deferred tax liability ....................................          1,040             791
Accrued compensation ......................................          8,125           3,117
                                                                 ---------       ---------

         Total liabilities ................................         48,885          67,254
                                                                 ---------       ---------
Shareholders' equity:
   Preferred stock ........................................           --              --
   Common stock ...........................................          3,039           3,845
   Additional paid-in capital .............................        139,800         226,903
   Retained earnings ......................................         33,433          45,669
   Notes receivable from share sales ......................           (366)           (366)
   Accumulated other comprehensive expense ................         (1,092)         (2,748)
                                                                 ---------       ---------

         Total shareholders' equity .......................        174,814         273,303
                                                                 ---------       ---------

         Total liabilities and shareholders' equity .......      $ 223,699       $ 340,557
                                                                 =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                IMRGLOBAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               ---------------------------      -------------------------

                                                   1998          1999               1998          1999
                                                ---------     ---------          ---------     ---------
Revenue ....................................    $  39,907     $  62,953          $  74,523     $ 114,841
Cost of revenue ............................       21,734        34,375             40,511        62,114
                                                ---------     ---------          ---------     ---------

         Gross profit ......................       18,173        28,578             34,012        52,727

Selling, general and administrative expenses        7,968        12,292             15,367        23,630
Research and development expenses ..........        1,158         1,610              2,147         2,842
Goodwill and intangible amortization .......          363         1,908                653         2,729
Acquired in-process research and development        8,200          --                8,200         3,410
Acquisition costs ..........................          145          --                  145         1,936
                                                ---------     ---------          ---------     ---------

         Income from operations ............          339        12,768              7,500        18,180

Other income (expense):
         Interest expense ..................         (110)         --                 (186)           (4)
         Interest income and other .........        1,133         1,081              2,254         2,680
                                                ---------     ---------          ---------     ---------

         Total other income ................        1,023         1,081              2,068         2,676
                                                ---------     ---------          ---------     ---------

Income before provision for income taxes ...        1,362        13,849              9,568        20,856

Provision for income taxes .................        3,053         5,280              5,512         8,620
                                                ---------     ---------          ---------     ---------

         Net income (loss) .................    $  (1,691)    $   8,569          $   4,056     $  12,236
                                                =========     =========          =========     =========
Earnings (loss) per share:
         Basic ............................    ($   0.06)    $    0.24          $    0.15     $    0.37
                                                =========     =========          =========     =========
         Diluted ..........................    ($   0.06)    $    0.21          $    0.12     $    0.32
                                                =========     =========          =========     =========

Shares outstanding:
         Basic .............................       27,951        35,395             27,343        33,112
                                                =========     =========          =========     =========

         Diluted ...........................       27,951        40,179             34,862        38,226
                                                =========     =========          =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                IMRGLOBAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------

                                                                              1998         1999
                                                                            --------     --------
Cash flows from operating activities:
   Net income ..........................................................    $  4,056     $ 12,236
   Adjustment to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ....................................       1,907        4,876
      In-process research and development acquired from stock issuance .        --          3,410
      Deferred taxes ...................................................     (11,160)       3,560
      Tax benefit of stock options .....................................      14,219        2,549
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process ..............      (7,066)      (6,328)
         Other current assets ..........................................       1,558          698
         Deposits and other assets .....................................        (585)        (534)
         Accounts payable and other liabilities ........................       5,475         (761)
         Accrued compensation ..........................................       2,954       (6,825)
         Income tax ....................................................         146         (229)
         Deferred revenue ..............................................      (1,323)      (2,949)
                                                                            --------     --------

         Total adjustments .............................................       6,125       (2,533)
                                                                            --------     --------

         Net cash provided by operating activities .....................      10,181        9,703
                                                                            --------     --------
Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired ............................................      (7,944)     (14,989)
   Investment in marketable securities, net ............................     (16,856)       4,269
   Additions to capitalized software costs .............................        --         (1,271)
   Additions to property and equipment .................................      (5,984)     (14,149)
                                                                            --------     --------

         Net cash used in investing activities .........................     (30,784)     (26,140)
                                                                            --------     --------
Cash flows from financing activities:

   Net repayments from revolving credit line ...........................         202          116
   Payments on long-term debt, notes and capital leases ................        (608)      (3,889)
   Proceeds from issuance of common stock ..............................         343        1,069
                                                                            --------     --------

         Net cash used in financing activities .........................         (63)      (2,704)
                                                                            --------     --------

Effect of exchange rate changes ........................................        (906)      (1,654)
                                                                            --------     --------

Net decrease in cash and cash equivalents ..............................     (21,572)     (20,795)
Cash and cash equivalents at beginning of period .......................      86,999       78,807
                                                                            --------     --------

Cash and cash equivalents at end of period .............................    $ 65,427     $ 58,012
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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated statements have been restated to include the financial statements of Atechsys, S.A. This company was acquired during 1999 in a transaction accounted for as a pooling of interests.

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

2.       RESTATEMENT

         During 1999, IMRglobal Corp.("IMRglobal") acquired Fusion Systems Japan Co., Ltd. ("Fusion") and Orion Consulting, Inc. ("Orion") in transactions that were originally accounted for as pooling of interests in accordance with APB Opinion 16, "Business Combinations". In accordance with pooling of interests rules the consolidated financial statements for all prior periods were restated to include the accounts of Fusion and Orion. Restated financial statements for the three months ended June 30, 1998 and 1999 were included in a previous filing on Form 10-Q dated August 13, 1999.

         On October 22, 1999, IMRglobal announced it will change its accounting treatment for the mergers with Fusion and Orion from the pooling of interests method to the purchase method of accounting. The change in accounting will be retroactive to the merger date of March 26, 1999 for Fusion and June 15, 1999 for Orion. The factors that led to the decision to change the accounting treatment included a determination that (i) certain affiliate transactions and
(ii) IMRglobal's Board of Directors October 1999 authorization for a stock buyback preclude the use of the pooling of interests accounting method for the Fusion and Orion mergers. In addition, IMRglobal agreed to restructure the Fusion merger from an all stock transaction to a combination of cash and stock.

         As a result of the above change in accounting treatment, IMRglobal Corp.'s consolidated financial statements for all prior periods have been restated to remove the accounts of Fusion and Orion and treat these acquisitions as purchase business combinations. Restated financial statements for the three and six months ended June 30, 1998 and 1999 are attached to this Form 10-Q/A.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

2.       RESTATEMENT (CONTINUED)

         The effects of the restatement resulted in the following impact on IMRglobal's previously reported results of operations for the three month and six month periods ended June 30, 1998 and 1999 (in thousands).


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ------------------------         -----------------------
                                                   JUNE 30,      JUNE 30,           JUNE 30,     JUNE 30,
                                                    1998           1999              1998          1999
                                                  ---------     ----------         ---------    ----------
Income before provision for income taxes:
   As previously reported ....................    $   1,576     $   13,510         $   9,282    $   21,882
   Adjustment related to converting the Fusion
      and Orion transactions from pooling of
      interests method to the purchase method          (214)           339               286        (1,026)
                                                  ---------     ----------         ---------    ----------

   Restated ..................................    $   1,362     $   13,849         $   9,568    $   20,856
                                                  =========     ==========         =========    ==========
Net income (loss):
   As previously reported ....................    $  (2,493)    $    7,814         $   3,015    $   12,716
   Adjustment related to converting the Fusion
      and Orion transactions from pooling of
      interests method to the purchase method           802            755             1,041          (480)
                                                  ---------     ----------         ---------    ----------

   Restated ..................................    $  (1,691)    $    8,569         $   4,056    $   12,236
                                                  =========     ==========         =========    ==========
Earnings per share - Basic:
   As previously reported ....................    $   (0.05)    $     0.20         $    0.12    $     0.33
   Adjustment related to converting the Fusion
      and Orion transactions from pooling of
      interests method to the purchase method         (0.01)          0.04              0.03          0.04
                                                  ---------     ----------         ---------    ----------

   Restated ..................................    $   (0.06)    $     0.24         $    0.15    $     0.37
                                                  =========     ==========         =========    ==========
Earnings per share - Diluted:
   As previously reported ....................    $  (0.05)     $     0.17         $    0.08    $     0.28
   Adjustment related to converting the Fusion
      an Orion transactions from pooling of
      interests method to the purchase method         (0.01)          0.03              0.02          0.02
   Adjustment for restatement
      of treasury stock method (See Note 2)....        0.00           0.01              0.02          0.02
                                                  ---------     ----------         ---------    ----------

   Restated ..................................    $   (0.06)    $     0.21         $    0.12    $     0.32
                                                  =========     ==========         =========    ==========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                   -------------------        ------------------
                                                     1998        1999           1998       1999
                                                   -------     -------        -------    -------
Weighted average
   common stock outstanding ...................     27,951      35,395         27,343     33,112

Weighted average
   common stock equivalents ...................      5,400       4,784          7,519      5,114

Dilutive affect of common stock equivalents....     (5,400)       --             --         --
                                                   -------     -------        -------    -------

Shares used in diluted earnings
   per share calculation ......................     27,951      40,179         34,862     38,226
                                                   =======     =======        =======    =======

         CAPITALIZED SOFTWARE COSTS--Capitalized software costs are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product or process is capitalized when both (i) technological feasibility is established for the software and (ii) all research and development activities have been completed. Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product.

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

4.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for the six months ended June 30, 1999 are summarized as follows (in thousands):

                                          COMPRE-                                            NOTES      ACCUMULATED
                                          HENSIVE                                         RECEIVABLE       OTHER
                                          INCOME      COMMON      PAID-IN     RETAINED    FROM STOCK   COMPREHENSIVE
                                        (EXPENSE)     STOCK       CAPITAL     EARNINGS       SALES        EXPENSE          TOTAL
                                        ---------   ---------    ---------    ---------    ---------   -------------     ---------
Balance, December 31, 1998 (Restated)   $    --     $   3,039    $ 139,800    $  33,433    $    (366)     $  (1,092)     $ 174,814
Common stock issued in
   connection with acquisitions .....        --           692       83,597         --           --             --           84,289
Employee stock purchase plan ........        --             3          436         --           --             --              439
Stock options exercised .............        --           111          521         --           --             --              632
Tax benefit of
   stock options exercised ..........        --          --          2,549         --           --             --            2,549
Net income ..........................      12,236        --           --         12,236         --             --           12,236
Translation adjustment ..............      (1,656)       --           --           --           --           (1,656)        (1,656)
                                        ---------
Comprehensive income ................   $  10,580        --           --           --           --             --             --
                                        =========   ---------    ---------    ---------    ---------      ---------      ---------

Balance, June 30, 1999 ..............               $   3,845    $ 226,903    $  45,669    $    (366)     $  (2,748)     $ 273,303
                                                    =========    =========    =========    =========      =========      =========

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

         FUSION SYSTEMS JAPAN CO., LTD. ("FUSION")--On March 26, 1999, IMRglobal acquired 100% of the outstanding stock of Fusion Systems Japan Co., Ltd., a privately held business and technology consulting company based in Tokyo, Japan. Fusion is comprised of three divisions, one focused on the capital markets businesses in Japan and Asia-Pacific, a Commercial Services division, which provides information technology ("IT") consulting services to large companies in Japan and a Client Services division which provides voice/data infrastructure solutions in Japan. Fusion also has a subsidiary in Boston that provides IT services to clients in the financial and commercial services industries. In exchange for Fusion's common stock, Fusion's shareholders received 3,735,536 shares (valued at $39.3 million) of IMRglobal common stock. On October 25, 1999, IMRglobal reacquired approximately 1.5 million shares of common stock issued to the Fusion stockholders in exchange for $22.4 million. The Fusion acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

         The schedule below details the status of each project as of the acquisition date and its appraised in-process research and development value (dollar amounts in thousands).

                                                                               PERCENT
                                                DATE            PERCENT        COMPLETE       PERCENT                  AMOUNT
       FOX PRODUCT/                R&D        PROTOTYPE         COMPLETE       CALENDAR      COMPLETE                    IN
         COMPONENT              START DATE    COMPLETE         MAN MONTHS       TIME       VALUE BASIS   CONCLUDED    THOUSANDS
--------------------------      ----------    --------         ----------       ----       -----------   ---------    ---------
Japan:
  BTA                           01-Aug-97     01-Jun-99            90%           90%            90%         90%         $ 120
  STA/BTA/OBA merge             31-Dec-98     31-Mar-00            19%           19%            19%         19%            40
  Extended Limit Type           01-Nov-98     01-May-99            80%           80%            80%         80%            50
  AA                            01-Aug-97     01-Jul-99            86%           86%            86%         86%           110
  XA                            01-Feb-99     01-Jan-00            16%           16%            16%         16%            20
  OES-Upgrades                  01-Jan-98     01-Jul-99            82%           82%            82%         82%           170
  LH JASDAQ                     01-Nov-97     01-Aug-99            80%           80%            90%         90%           330
  LH TIFFE                      01-Mar-99     01-Sep-99            14%           14%            57%         57%           160
World:
  STA                           30-Jun-98     30-Jun-00            37%           37%            68%         68%           110
  BTA                           30-Jun-98     30-Jun-00            37%           37%            68%         68%           140
  OBA                           30-Jun-98     30-Jun-00            37%           37%            68%         68%           110
  STA/BTA/OBA merge             31-Dec-98     30-Jun-00            21%           16%            61%         61%            50
  TT                            01-Jan-98     30-Jun-00            21%           49%            60%         60%            30
  DBA                           01-Jan-98     30-Jun-00            21%           49%            60%         60%            50
  FOX Router                    01-Dec-96     01-Dec-99            32%           77%            83%         83%            20
  MGS                           30-Jun-97     01-Dec-00            51%           51%            63%         63%            90
  OES                           01-Jan-98     01-Dec-00            42%           42%            57%         57%           130
                                                                                                                       ------
Subtotal carried forward                                                                                                1,730

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

5.     BUSINESS COMBINATIONS (CONTINUED)

                                                                          PERCENT
                                               DATE         PERCENT       COMPLETE       PERCENT                   AMOUNT
       FOX PRODUCT/              R&D        PROTOTYPE      COMPLETE       CALENDAR      COMPLETE                     IN
         COMPONENT            START DATE     COMPLETE     MAN MONTHS        TIME       VALUE BASIS   CONCLUDED    THOUSANDS
-----------------------       ----------    ---------     ----------      --------     -----------   ---------    ---------
Balance brought forward                                                                                             1,730

World:
  LH HK                       01-Oct-98     01-Oct-99         28%           48%            64%           64%          220
  LH TAIWAN                   01-Oct-98     01-Oct-99         28%           48%            64%           64%          290
  LH KOREA                    01-Oct-98     01-Mar-00         31%           34%            65%           65%          210
  LH SING                     01-Oct-98     01-Mar-00         31%           34%            65%           65%          100
  LH AUS                      01-Oct-98     01-Sep-99         32%           53%            66%           66%          250
  LH SH                       01-Oct-98     01-Mar-00         31%           34%            65%           65%           90
  LH LON                      01-Oct-98     01-Jun-00         26%           29%            63%           63%          130
  LH EUREX                    01-Oct-98     01-Jun-00         26%           29%            63%           63%          130
  LH PARIS                    01-Oct-98     01-Jun-00         26%           29%            63%           63%          130
  LH FRANK                    01-Oct-98     01-Jun-00         26%           29%            63%           63%          130
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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

         Separate results of operations for the periods prior to the merger with Atechsys are summarized below (in thousands):

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------    ----------------
                                                1998                 1998
                                         ------------------    ----------------
Revenue:
   IMRglobal .........................        $ 37,222             $ 69,584
   Adjustment for pooling of interests           2,685                4,939
                                              --------             --------

         Combined ....................        $ 39,907             $ 74,523
                                              ========             ========
Pro forma net income:
   IMRglobal .........................        $ (1,892)            $  3,621
   Adjustment for pooling of interests             201                  435
                                              --------             --------

         Combined ....................        $ (1,691)            $  4,056
                                              ========             ========
Other changes in
   shareholders' equity:
   IMRglobal ............................     $ 22,098             $ 23,742
   Adjustment for pooling of interests             (43)                 (43)
                                              --------             --------

         Combined ....................        $ 22,055             $ 23,699
                                              ========             ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

6.       SEGMENT INFORMATION (IN THOUSANDS):

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          ------------------------------        -----------------------------
                                          JUNE 30, 1998    JUNE 30, 1999        JUNE 30, 1998   JUNE 30, 1999
                                          -------------    -------------        -------------   -------------
Revenue by service offering:
   Core service offerings ............      $  16,374        $  47,064            $  30,394        $  79,778
   Year 2000 .........................         20,262           11,994               38,083           27,669
   Professional services .............          3,271            3,895                6,046            7,394
                                            ---------        ---------            ---------        ---------

         Total revenue ...............      $  39,907        $  62,953            $  74,523        $ 114,841
                                            =========        =========            =========        =========
Income from operations:
   Sales organizations ...............      $   7,682        $  16,305            $  13,865        $  27,303
   Software Development Centers ......          2,523              (19)               4,780            1,794
                                            ---------        ---------            ---------        ---------
         Income from operations -
            sales and delivery centers         10,205           16,286               18,645           29,097

   Research and development ..........         (1,158)          (1,610)              (2,147)          (2,842)
   Goodwill amortization .............           (363)          (1,908)                (653)          (2,729)
   Other costs .......................         (8,345)            --                 (8,345)          (5,346)
                                            ---------        ---------            ---------        ---------

         Income from operations ......      $     339        $  12,768            $   7,500        $  18,180
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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

7.       ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

         During 1998 and 1999, IMRglobal completed several acquisitions (see
Note 5). The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                       JUNE 30,
                                              ---------------------------
                                                 1998           1999
                                              -----------    -----------

           As reported:
              Revenue ....................    $    74,523    $   114,841
              Net income .................    $     4,056    $    12,236
              Basic earnings per share ...    $      0.15    $      0.37
              Diluted earnings per share..    $      0.12    $      0.32

           Pro forma (unaudited):
              Revenue ....................    $   109,372    $   139,067
              Net income .................    $     2,843    $    10,913
              Basic earnings per share ...    $      0.08    $      0.29
              Diluted earnings per share..    $      0.07    $      0.26


         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1999 or of future operations of the combined companies under the ownership and management of IMRglobal.

2.       CONTINGENCIES

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

2.       CONTINGENCIES (CONTINUED)

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUE. For the three months ended June 30, 1999, our revenue increased to $63.0 million, representing a 57.8% increase over revenue of $39.9 million for the three months ended June 30, 1998. Acquisitions contributed a substantial portion of the revenue increase. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $51.0 million (including revenue from purchase acquisitions), representing an 159.4% increase over non Year 2000 revenue of $19.6 million for the three months ended June 30, 1998. Revenue from our Year 2000 conversion services decreased 40.8% to $12.0 million for the quarter ended June 30, 1999 compared to $20.3 million for the quarter ended June 30, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 19.1% for the three months ended June 30, 1999 as compared to 50.8% for the three months ended June 30, 1998. We expect that Year 2000 revenue will continue to decrease over the next three quarters.

         COST OF REVENUE. Cost of Revenue was $34.4 million, or 54.6% of revenue, for the three months ended June 30, 1999, as compared to $21.7 million, or 54.5% of revenue, for the three months ended June 30, 1998.

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

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         GROSS PROFIT. Gross profit increased 57.3% to $28.6 million in the three months ended June 30, 1999 compared to $18.2 million in the three months ended June 30, 1998. As a percentage of revenue, our gross profit decreased to 45.4% in the three months ended June 30, 1999 compared to 45.5% in the three months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1999, SG&A expenses increased to $12.3 million, compared to $8.0 million for the three months ended June 30, 1998. The increase in SG&A expense is primarily attributable to the following:

         o   purchase acquisitions;
         o   expansion of sales personnel; and
         o expansion of our general support staff, primarily recruiting and human resources personnel.

         As a percentage of revenue, SG&A expenses for the three months ended June 30, 1999 decreased to 19.5% from 20.0% for the same period in 1998. We intend to continue to expand our SG&A infrastructure in preparation for anticipated revenue growth. We do not expect SG&A to decrease further as a percentage of revenue in the near term.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1.6 million for the three months ended June 30, 1999 from $1.2 million in the three months ended June 30, 1998. As a percentage of revenue, R&D was 2.6% for the three months ended June 30, 1999 and 2.9% for the three months ended June 30, 1998. We anticipate that R&D expenses will continue to be approximately 2.0% to 3.0% of revenue for the remainder of 1999.

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

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $1.9 million for the three months ended June 30, 1999 from approximately $363,000 for the three months ended June 30, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by our 1998 and 1999 acquisitions.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         ACQUISITION COSTS AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During the quarter ended June 30, 1998, in connection with our acquisition of Lyon, we incurred an $8.2 million expense for acquired in-process research and development costs. This expense was based on an appraisal of the intangible assets acquired in the Lyon acquisition. In addition, IMRglobal recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition.

         INCOME FROM OPERATIONS. Income from operations for the three months ended June 30, 1999 was $12.8 million compared to $338,000 for the three months ended June 30, 1998. As a percentage of revenue, income from operations for the three months ended June 30, 1999 increased to 20.3% from .9% in the three months ended June 30, 1998. The period ended June 30, 1998 reflects certain one-time charges related to acquisition costs and acquired in-process research and development costs. Excluding these one-time charges, as a percentage of revenue, income from operations for the three months ended June 30, 1999 decreased to 20.3% from 21.8% in the three months ended June 30, 1998.

         OTHER INCOME. We realized $1.1 million of other income (net of other expenses) in the three months ended June 30, 1999 and $1.0 million in the three months ended June 30, 1998. Net other income consists primarily of investment income generated by our cash and marketable securities.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $5.3 million for the three months ended June 30, 1999 from approximately $3.1 million for the three months ended June 30, 1998. Our effective tax rate was 38.1% for the three months ended June 30, 1999 compared to 31.4% for the three months ended June 30, 1998 excluding non-deductible one-time charges for acquisition and in-process research and development. Historically, IMRglobal has enjoyed a low effective tax rate primarily due to the low tax rates in India. The effective tax rate increased as a result of recent acquisitions in France, Canada, Japan and Australia which have higher tax rates than India. In addition, amortization of goodwill and other intangible assets is often not deductible for income tax purposes. Intangible asset amortization has increased 425.6% from the second quarter of 1998 to the second quarter of 1999.

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

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET INCOME. Net income increased to $8.6 million for the three months ended June 30, 1999 compared to a $1.7 million loss for the three months ended June 30, 1998. Net income for the three months ended June 30, 1999, excluding one-time charges, was approximately $8.6 million compared to net income of approximately $6.7 million for the three months ended June 30, 1998. Excluding one-time charges, as a percentage of revenue, net income for the three months ended June 30, 1999 decreased to 13.6% from 16.7% in the three months ended June 30, 1998. This decrease was primarily attributable to higher goodwill amortization expense and a higher effective income tax rate.

         DILUTED EARNINGS PER SHARE. Diluted earnings per share was $0.21 for the three months ended June 30, 1999 and ($0.06) for the three months ended June 30, 1998. Excluding one-time charges, diluted earnings per share was $0.21 for the three months ended June 30, 1999 as compared to $0.19 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUE. For the six months ended June 30, 1999, our revenue increased to $114.8 million, representing a 54.1% increase over revenue of $74.5 million for the six months ended June 30, 1998. The acquisitions accounted for under the purchase method between May 1998 and June 1999 contributed substantially to the revenue increase. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $87.2 million (including purchase acquisitions), representing an 139.2% increase over non Year 2000 revenue of $36.4 million for the six months ended June 30, 1998. Revenue from our Year 2000 conversion services decreased 27.4% to $27.7 million for the six months ended June 30, 1999 compared to $38.1 million for the six months ended June 30, 1998. As a percentage of total revenue, Year 2000 revenue decreased to 24.1% for the six months ended June 30, 1999 as compared to 51.1% for the six months ended June 30, 1998. We expect that Year 2000 revenue will continue to decrease over the next three quarters.

         COST OF REVENUE. Cost of Revenue was $62.1 million, or 54.1% of revenue, for the six months ended June 30, 1999, as compared to $40.5 million, or 54.4% of revenue, for the six months ended June 30, 1998. The decrease in cost of revenue as a percentage of revenue primarily reflects productivity gains from the use of our toolsets.

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

         GROSS PROFIT. Our gross profit increased 55.0% to $52.7 million in the six months ended June 30, 1999 compared to $34.0 million in the six months ended June 30, 1998. As a percentage of revenue, our gross profit increased to 45.9% in the six months ended June 30, 1999 compared to 45.6% in the six months ended June 30, 1998.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1999, SG&A expenses increased to $23.6 million, compared to $15.4 million for the six months ended June 30, 1998. The dollar increase in SG&A expense is attributable to the following:

         o   purchase acquisitions;
         o   addition of seven sales offices;
         o   the expansion of sales personnel; and
         o expansion of our general support staff, primarily recruiting and human resources personnel.

         As a percentage of revenue, SG&A expenses were 20.6% for the six months ended June 30, 1999 and the comparable period in 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $2.8 million for the six months ended June 30, 1999 from approximately $2.1 million in the six months ended June 30, 1998. As a percentage of revenue, R&D decreased to 2.5% in the six months ended June 30, 1999 from 2.9% for the six months ended June 30, 1998.

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

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $2.7 million for the six months ended June 30, 1999 from approximately $653,000 for the six months ended June 30, 1998. The additional expense primarily reflects the amortization of goodwill and intangibles generated by two acquisitions in 1998 and four acquisitions in 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. The purchased assets and assumed liabilities in connection with the acquisition of Fusion were recorded at their estimated fair values at the acquisition date of March 26, 1999. We received an appraisal of the intangible assets which indicated that approximately $3.4 million of the acquired intangible assets was acquired IPRD that had not yet reached technological feasibility and had no alternative future use (See Note 5). To determine the value of the IPRD, the Company's appraisal considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, discounted cash flow and associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to the cost of in-process research and development for projects that had not yet reached technological feasibility and had no alternative future uses. Accordingly, acquired IPRD of $3.4 million was charged to expenses by the Company in the quarter ended March 31, 1999.

         During the six months ended June 30, 1998, in connection with our acquisition of Lyon, we incurred an $8.2 million expense for acquired in-process research and development costs. This expense was based on an appraisal of the intangible assets acquired in the Lyon acquisition.

         ACQUISITION COSTS. During the six months ended June 30, 1999, we completed one acquisition that was accounted for as a pooling of interests. Acquisition expenses attributable to that merger were approximately $1.9 million. During the six months ended June 30, 1998, we recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition.

         INCOME FROM OPERATIONS. Income from operations for the six months ended June 30, 1999 was $18.2 million compared to $7.5 million for the six months ended June 30, 1998. As a percentage of revenue, income from operations for the six months ended June 30, 1999 increased to 15.8% from 10.1% in the six months ended June 30, 1998. Both periods reflect certain one-time charges related to acquisition costs and acquired in-process research and development costs. Excluding these one-time charges, as a percentage of revenue, income from operations for the six months ended June 30, 1999 decreased to 20.5% from 21.3% in the six months ended June 30, 1998. This decrease was primarily attributable to goodwill amortization expense.

         OTHER INCOME. We realized approximately $2.7 million of other income (net of other expenses) in the six months ended June 30, 1999 compared to net other income of approximately $2.1 million in the six months ended June 30, 1998. Net other income consists primarily of investment income generated by our cash and marketable securities.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to approximately $8.6 million for the six months ended June 30, 1999 from approximately $5.5 million for the six months ended June 30, 1998. Excluding one-time charges this represents an effective tax rate of 38.1% and 30.8% for the six month periods ended June 30, 1999 and 1998, respectively.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The higher effective tax rate for the six months ended June 30, 1999 is partially attributable to goodwill and acquired technology amortization not being fully deductible for income tax purposes. Intangible asset amortization has increased 317.9% from the six months ended June 30, 1998 to the six months ended June 30, 1999. In addition, we have historically enjoyed a low effective tax rate primarily due to our industry's low tax rates in India. Accordingly, the effective tax rate has increased as a result of recent acquisitions in France, Canada, Japan, Australia and the United States, which have higher tax rates than India.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         NET INCOME. Net income increased to $12.2 million for the six months ended June 30, 1999 compared to $4.1 million for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999, excluding one-time charges, was approximately $16.2 million compared to net income of approximately $12.4 million for the six months ended June 30, 1998. Excluding one-time charges, as a percentage of revenue, net income for the six months ended June 30, 1999 decreased to 14.1% from 16.6% in the six months ended June 30, 1998. This decrease was primarily attributable to higher goodwill amortization expense and a higher effective income tax rate.

         DILUTED EARNINGS PER SHARE. Diluted earnings per share was $0.32 for the six months ended June 30, 1999 and $0.12 for the six months ended June 30, 1998. Excluding one-time charges, diluted earnings per share was $0.42 for the six months ended June 30, 1999 as compared to $0.36 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had:

         o    working capital of $98.2 million;
         o liquid assets including cash, cash equivalents and marketable securities of approximately $85.4 million; and
         o    available bank lines of credit of approximately $13.9 million.

         Net cash provided by operating activities was $9.7 million for the six months ended June 30, 1999. The positive cash flow from operations primarily reflects our continuing profitability and the tax benefits generated through the exercise of employee stock options.

         Net cash used in investing activities was $26.1 million for the six months ended June 30, 1999. For the six months ended June 30, 1999, we invested an additional $15.0 million in the acquisition of subsidiaries and purchased $14.1 million of property and equipment.

         Net cash used in financing activities was $2.7 million for the six months ended June 30, 1999.

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

         Certain of our subsidiaries maintain additional revolving credit line arrangements. Interest rates are based on the lending institution's prime rate (ranging from 6.5% to 9.0% at June 30, 1999). At June 30, 1999, the amount outstanding under these facilities was $559,000 and the maximum amount available was approximately $3.9 million. The respective subsidiary's accounts receivable and certain property and equipment collateralize these facilities.

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

ASSET MANAGEMENT

         Our accounts receivable balance was $46.3 million at June 30, 1999. The increase of $17.8 million from December 31, 1998 was primarily due to new acquisitions and revenue growth of 54.1%. A common financial measure is the calculation of days sales outstanding in accounts receivable. We refer to days sales outstanding as DSO. We believe that the calculation of DSO should be done on our quarterly results of operations to factor in our historic rapid revenue growth rate. Based on the above, DSO was 66 days at June 30, 1999. The Lyon and Atechsys acquisitions add approximately 3 days to our DSO as collection practices of accounts receivable in France have historically been slower than collections in other geographical areas. In addition, accounts receivable in Canada, France, Japan and U.K. include value added taxes that are not included in revenue. Without value added taxes, DSO would be approximately 3 days less than the above levels.

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

         Although IMRglobal continues to review its IT systems, as well as its non-IT systems, for Year 2000 compliance, to date, IMRglobal has discovered that only its internal accounting system is not Year 2000 compliant. IMRglobal is replacing this accounting system in fiscal year 1999 for reasons other than the fact that the system is not Year 2000 compliant and it has not accelerated replacement plans for such system in light of its non-compliance. Through June 30, 1999, IMRglobal has incurred expenses approximating $30,000 related to Year 2000 compliance and anticipates that the total cost should not exceed approximately $100,000. These cost estimates primarily reflect the costs related to IMRglobal personnel. IMRglobal does not believe that the costs associated with the replacement of the accounting system will have a material impact on IMRglobal's results of operations and financial condition. IMRglobal has not identified any other IT or non-IT system that is subject to a material risk of disruption due to the Year 2000. IMRglobal does not believe a formal contingency plan is required for internal systems.

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

          27  Financial Data Schedule (for SEC use only).

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

                                              IMRGLOBAL  CORP.

Date    NOVEMBER 19, 1999                     /s/ SATISH K. SANAN
-------------------------                     -----------------------
                                              Satish K. Sanan
                                              Chief Executive Officer

Date    NOVEMBER 19, 1999                     /s/ ROBERT M. MOLSICK
-------------------------                     ----------------------
                                              Robert M. Molsick
                                              Chief Financial Officer

                                 IMRGLOBAL CORP.

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION                            PAGE
-------                            -----------                            -----

   27      Financial Data Schedule......................................   30