Form 10-K405
period 1999-12-31
IMRGLOBAL CORP
filed 2000-03-30
CIK 1021772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission File Number 0-28840

                                 IMRGLOBAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              FLORIDA                                    59-2911475
    -------------------------------         -----------------------------------
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

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                  TITLE OF CLASS                         NAME OF EXCHANGE
     ---------------------------------------          -----------------------
     Common Stock, par value $0.10 per share          The Nasdaq Stock Market


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of March 10, 2000, was approximately $315.3 million based upon the closing price of $15.75 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of March 10, 2000, there were 38,460,782 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on or about May 26, 2000 are incorporated by reference into Part III hereof.

                                 IMRGLOBAL CORP.

                                    FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
 PART I
         Item 1.  Business.......................................................  1
         Item 2.  Properties.....................................................  9
         Item 3.  Legal Proceedings.............................................. 10
         Item 4.  Submission of Matters to a Vote of Security Holders............ 10

 PART II
         Item 5.  Market for Registrant's Common Equity and Related
                    Shareholder Matters.......................................... 11
         Item 6.  Selected Consolidated Financial Data........................... 12
         Item 7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................... 13
         Item 7A. Quantitative and Qualitative Disclosure
                    About Market Risks........................................... 37
         Item 8.  Financial Statements and Supplementary Data. .................. 37
         Item 9.  Changes in and Disagreements with Independent Auditors on
                    Accounting and Financial Disclosure.......................... 74
PART III
        Item 10.  Directors and Executive Officers of the Registrant............. 74
        Item 11.  Executive Compensation......................................... 74
        Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management............................................... 74
        Item 13.  Certain Relationships and Related Transactions................. 74

PART IV
        Item 14.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.......................................... 75
        Signatures............................................................... 78

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         SOME OF THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT. THESE STATEMENTS EXPRESS OR ARE BASED ON EXPECTATIONS ABOUT FUTURE EVENTS. FORWARD-LOOKING STATEMENTS INCLUDE

         o OUR ANTICIPATION THAT FOR FISCAL 2000, WE WILL EXPERIENCE REVENUE GROWTH IN OUR NON-YEAR 2000 SERVICE OFFERINGS, PARTICULARLY E-BUSINESS, WHICH WE EXPECT TO OFFSET THE LOSS OF YEAR 2000 REVENUE;
         o    OUR ANTICIPATION OF CONTINUED STRONG DEMAND FOR E-BUSINESS
              SERVICES;
         o OUR ABILITY TO SELL E-BUSINESS AND OUR OTHER SERVICES TO CUSTOMERS TO WHOM WE HAVE PREVIOUSLY PROVIDED YEAR 2000 SERVICES;
         o OUR BELIEF THAT COMPONENT-BASED ARCHITECTURE WILL BE THE DOMINANT DEVELOPMENT TECHNOLOGY OVER THE NEXT SEVERAL YEARS;
         o    OUR INTENTION TO ACQUIRE COMPANIES WITH SPECIFIC INDUSTRY
              EXPERIENCE;
         o OUR INTENTION TO ADD LOCATIONS IN EUROPE AND ASIA, PRIMARILY THROUGH ACQUISITIONS;
         o OUR EXPECTATION THAT RESEARCH AND DEVELOPMENT COSTS WILL DECREASE IN FISCAL 2000;
         o OUR ESTIMATION THAT OUR FUTURE TAX RATES MAY INCREASE FOR OUR INDIA OPERATIONS.

         OTHER FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING LANGUAGE SUCH AS "WILL LIKELY RESULT," "MAY," "ARE EXPECTED TO," "IS ANTICIPATED," "BELIEVES," "ESTIMATED," "PROJECTED," "INTENDS TO" OR OTHER SIMILAR WORDS. OUR ACTUAL RESULTS ARE LIKELY TO DIFFER, AND COULD DIFFER MATERIALLY, FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THERE ARE MANY FACTORS THAT COULD CAUSE THESE FORWARD-LOOKING STATEMENTS TO BE INCORRECT, INCLUDING BUT NOT LIMITED TO THE RISKS DESCRIBED BELOW UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS"s. WHEN CONSIDERING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THESE RISK FACTORS AND THE OTHER CAUTIONARY STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, AND SHOULD RECOGNIZE THAT THOSE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT INCLUDED IN THIS ANNUAL REPORT.

ITEM 1.  BUSINESS

GENERAL

         We are an international provider of innovative e-business and information technology solutions to Fortune 500 and Global 2000 sized companies. Our information technology, or IT, solutions, address problems related to the use of computers or computing power. Our e-business solutions identify and address technology problems associated with conducting business on the Internet and electronic commerce. We focus on providing our comprehensive range of services to companies in the following vertical industries:

         o    Insurance
         o    Financial services
         o    Healthcare
         o    Utilities
         o    Retail
         o    Manufacturing and distribution
         o    Media and communications

         We believe companies in these specific industries are facing changes and competition that are altering the way they conduct business. Due to the scope and the pace of these changes, we believe that the IT solutions needed for these industries rarely lend themselves to packaged "off the shelf" programs or services. Instead, a customized Internet and technology-based approach, provided in a short time frame, is needed. However, the development of customized applications is expensive and time consuming. In 1999 and 2000, we made several acquisitions specializing in e-business solutions in an effort to develop this customized Internet and technology-based approach. This service offering focuses on providing our customers with solutions in the Internet and business-to-business electronic commerce arenas. Our e-business services are currently our fastest growing service offering and represented 35% of our revenue for the quarter ended December 31, 1999. We will continue to focus our resources on e-business to take advantage of the current strong demand for these services. We believe our e-business service offering is particularly relevant to the selected vertical industries described above.

         Since early 1998, we have been developing an approach where we utilize reusable, industry-specific software components to quickly build industry specific applications for our clients. We call this approach a "component-based" solution. In addition, we have acquired companies with complementary business knowledge or technology to assist in this development effort. Our component-based vertical industry solutions combine the functionality of customized software with the speed of implementation of a packaged solution. These solutions usually require a relatively low level of customization and lower maintenance costs and are easily modified to meet changing business requirements.

         Examples of some of our specific market solutions include:

         o Our insurance solution includes a suite of component-based applications that support definition of new products, acquisition of new businesses, and the administration, billing, processing and paying of claims and commissions. We customize these applications for clients in property and casualty, life and reinsurance sectors of the insurance business.

         o Our financial services solution includes a number of asset management and order execution component-based applications that we market to capital market clients under the name of FOX(TM). The FOX solution enables securities firms to manage portfolios of securities, monitor changing market conditions and send orders to purchase or sell securities electronically.

         o Our healthcare solution allows health insurance companies to analyze data and identify trends and anomalies in claims, which can then be targeted for further investigation. This allows our clients to screen their incoming claims and to identify erroneous reimbursement claims more efficiently.

         While our component-based solutions do not represent a material part of our business at this time, we intend to continue to focus on developing component solutions because we believe that they provide significant benefits to our clients including a faster deployment time and generally lower total cost than fully customized solutions. In addition, we believe that our component-based solutions are more reliable and better tailored to the specific needs of our clients than pre-packaged products.

         We offer our customers the following services, separately or in combination:

         o IT strategy formulation and business consulting - plan and develop IT strategies to address issues related to the use of computers or software and provide industry business expertise and consulting tailored to a specific industry

         o e-business services and solutions - design and implement Internet and electronic commerce solutions
         o Application development - build new applications using component based and other technology solutions
         o Application management and support - manage and support existing computer applications

         We provide all of our services on an outsourcing basis. Outsourcing is the use by a client of third party providers to perform activities traditionally handled by that company's internal staff. We believe that outsourcing has proven effective in helping in-house IT departments manage costs while reducing the time needed to complete projects. We augment the benefits of outsourcing by providing our clients with a global network of centers with highly trained and qualified technology professionals. We utilize the time differences between our development centers in our global network to create a 24-hour "virtual workday" during which our technology professionals can work on projects for our clients.

         An important part of our strategy is to offer our services on a fixed-price, fixed-time basis. We believe that a high percentage of projects started by internal IT departments are not completed on time or on budget, with many not completed at all. By offering fixed pricing, we enable our clients to reduce their exposure to increased costs and by using our "on-site, off-site" delivery model, which utilizes one or more of our worldwide delivery centers, we can maintain consistent quality and reduce the project delivery time. Typically, we split the project team into an "on-site" team and one or more "off-site" teams. For a typical application management and support engagement, approximately 20% to 30% of the team members are located at the client's site and the balance at one of our delivery centers. For large-scale development projects we can deliver projects faster by using multiple delivery centers. Over the past two years, we have successfully delivered over 100 fixed-price projects.

         In addition to fixed-price, fixed-time projects, we provide programming and IT consulting services at clients' sites as needed, usually on a time and materials basis. We also help our clients with tactical issues such as Year 2000 conversion services and the transition to the Euro currency. Our Year 2000 service offering was our largest source of revenue in each of 1997 and 1998 as our clients committed significant financial resources in addressing this issue. As Year 2000 engagements were completed in 1999, our revenue from this service offering decreased and will not generate significant revenue in 2000.

         Currently, we maintain a staff of approximately 2,500 software development professionals to serve our clients. We maintain dedicated software development centers in Mumbai and Bangalore and operate four software development centers, in our corporate and international headquarters in Clearwater, Paris, Sydney and Tokyo. During December 1999, we made the decision to close down our software development facilities in Belfast and London, which were primarily focused on older technologies, in order to focus on our e-business service offering. We also have 30 domestic branch/sales offices. We intend to further broaden our geographical reach and are considering additional locations in Europe, Asia and Eastern Europe. We expect this expansion to be accomplished primarily through acquisitions.

         We have made acquisitions to broaden our geographical reach, expand our specific industry expertise in one of our targeted markets and/or provide significant expertise in new technologies . For example, in March 1999, we acquired Fusion Systems Japan Co., Ltd., headquartered in Tokyo, Japan, which provides asset management and order execution solutions for companies in the capital markets industry. In 1999, we acquired Professional Partners, Inc. and Lakewood Software Technology Center, collectively referred to as "PLP," and Neverdahl-Loft and Associations, Inc. ("Neverdahl"). PLP provides solutions for companies in the property and casualty insurance market and Neverdahl provides solutions in the life insurance market. In June 1999 we acquired Orion Consulting, Inc., which is headquartered in Cleveland, Ohio and provides solutions to facilitate transactions with payers and providers in the healthcare industry.

INDUSTRY OVERVIEW

         We believe that the industries for which we are developing solutions are faced with dramatic business, technological and economic changes that are forcing them to alter their traditional business methods. These changes include demutualization and merger and acquisition activities in the insurance business, deregulation of the utility industry, merger and acquisition activity in the financial services industry and privatization in the healthcare industry. Intense competition and globalization in turn are driving the development of new products and services which must be made available on a cost and time efficient basis. In addition, the utilization of the Internet is forcing the majority of industries to change the way they conduct business. First to market for Internet solutions is a key competitive advantage for many companies. Accordingly, the integration of e-commerce into companies has become an integral part of the competitive environment.

         These changes require the support of IT and e-business solutions. We believe companies in our targeted industries are faced with competitive pressures to reduce the time needed to develop and market new products. As a consequence, many companies can no longer develop new applications relying solely on their internal IT staff. Moreover, the complexities of the industries in which our clients operate often preclude the use of packaged solutions. We believe these industries require customized solutions with the speed of packaged solutions, and the flexibility to constantly integrate these solutions with updated technologies and pre-existing systems.

         In addition, technology is enabling companies to increase productivity, shorten product cycles, enhance client services and create new lines of business. We believe that the rapid pace of these changes has overwhelmed many internal IT departments and has created a skills gap that IT service providers help to bridge. By outsourcing IT services, companies can focus on their core business, access specialized technical skills and implement IT solutions more rapidly while significantly reducing the costs of recruiting, training and retaining IT professionals.

         The IT services industry has evolved into a highly fragmented environment with several large, national service providers, a small number of international providers and a large number of regional service providers. We believe that, in light of recent globalization trends, IT service providers with an increasing global presence will be better able to address the IT needs of the large Fortune 500 and Global 2000 sized companies.

OUR DELIVERY PROCESS

         Our proprietary Total Software Quality Management ("TSQM") process is based in part on software standards published by the Institute of Electrical & Electronic Engineers and the Software Engineering Institute ("SEI") software engineering process models and ISO 9001 quality processes. To position itself for future business from companies in the European Community, as well as from international affiliates of its North American customers, IMRglobal's facilities in India and the U.K. have achieved ISO 9001/9002/9003 certification. IMRglobal is pursuing company-wide ISO 9001/9002/9003 and SEI certification.

         During each stage of a project, we utilize TSQM to monitor progress and quality, including deviations from project plans that could adversely affect on-time delivery, compliance with project specifications and project financial performance. The project team collects, analyzes and reports on key quality metrics to verify compliance with quality standards used in project execution, and the project team serves as a custodian of information regarding the methods, techniques and tools that have been utilized to perform specified tasks. Through this process of constant re-evaluation of our performance on each project, we continuously refine and enhance the TSQM software engineering process as a means to leverage the benefit of our cumulative project experience.

         The responsibilities for completion of each TSQM phase are allocated among an on-site and off-site team to optimize cost savings and accelerate project delivery. The actual tasks allocated to each team member are determined principally by the amount of client interaction required at the client site to complete the project successfully. The front-end phase, which may include business area analysis, development of a technical strategy, requirements definition, requirements analysis, high level design and technical architecture, is completed by the on-site project manager and the project team through interaction with the client. The implementation phase, which may include programming, unit testing and system testing, is largely performed off-site via satellite link. The off-site teams at our U.S., Canadian, European and Australian offices coordinate the efforts of the on-site and off-site teams and monitor and manage the quality of the overall project. Working regular business hours, the on-site and off-site teams together use most hours of the clock to deliver projects in fewer elapsed calendar days. Due to the time differences between India, Asia, Europe and North America, we create a virtual "second shift" for our clients allowing for more rapid completion of projects.

         Our off-site software development centers provide significant opportunities to reduce costs and manage the risks of a project. The software development center is often able to use the excess capacity of a client's existing computing facilities during off-peak hours. This allows additional projects to be undertaken without substantial client investment in new hardware and software. The costs of satellite communications and infrastructure acquired by us at an off-site center will be spread among multiple-clients and projects. If the scope of a project is unexpectedly expanded, we generally are able to draw upon its development centers' resources to increase project personnel. In addition, for larger projects with critically short time frames, the resource availability of an off-site facility allows us to overlap various development phases to accelerate delivery time.

SERVICES

         We provide a broad range of IT services, including: (a) business consulting; (b) IT strategy formulation; (c) e-business services and solutions;
(d) application development; (e) application management and support; and (f) professional services. We deliver each of these services independently or as a comprehensive package.

         o BUSINESS CONSULTING. We provide industry business experience such as helping our healthcare clients by simplifying complex business issues in the healthcare industry, evaluating their financial and operational performance and supplying advice in the ever-changing healthcare industry. Our healthcare consultants have a national reputation as experts in healthcare payment methodologies and help our clients to improve the quality of their services, increase productivity and reduce costs. We have been significantly increasing our industry business expertise in each of our targeted markets by hiring people with extensive experience in particular industries and by acquiring companies that focus exclusively on a particular vertical industry.

         o IT STRATEGY FORMULATION. By combining industry business expertise with our technological experience, we are able to assist our clients in formulating effective IT strategies that best match the business objectives of our clients. For example, we assisted Baylor College of Medicine in a strategic software selection and subsequently established a project management office that supported the on-time implementation of that selection.

         o E-BUSINESS SERVICES AND SOLUTIONS. We help clients design and implement solutions involving the Internet and electronic commerce. This service includes the development of Internet strategies, management of web content and training. Our senior e-commerce consultants assist clients in understanding the opportunities, procedures and technologic challenges associated with conducting electronic commerce. Our technical staff concurrently design, develop and implement the underlying technologies supporting the e-business initiative, using state-of-the-market development technologies. The scope of e-business projects includes: web retailing, client Extranets, online service centers, supply chain optimization, electronic data interface, corporate intranets, back office integration, sales force Extranets and knowledge base management.

         o APPLICATION DEVELOPMENT. Using an approach similar to the popular Lego(R)-building block approach, we utilize reusable, industry-specific software components to quickly build vertical industry specific applications for our clients. These pre-built, pre-tested software components, along with components customized for company specific purposes, are assembled in significantly less time than building an application from scratch and provide clients a solution that fits their business better than a packaged solution. This approach can be used to deliver projects on an accelerated basis for selected platforms, avoiding the functional shortcomings of traditional standardized, pre-packaged software solutions or the time and cost of developing completely new custom solutions.

         o APPLICATION MANAGEMENT AND SUPPORT. We have four distinct processes for our application management and support services:


         1) Corrective maintenance requires software failures to be diagnosed and fixed as they occur. These failures can directly affect business operations and require the highest level of support. Quick fixes and poor documentation often result in increased code complexity and increased future maintenance costs.

         2) Adaptive maintenance requires software modification to support changing business requirements or changing technical environments. This includes user enhancements, operating system upgrades and other outside improvements. Enhancement backlogs are generally the biggest source of concern for IT management.

         3) Perfective maintenance involves modifications to application systems to improve performance, without changing the basic system.

         4) Preventive maintenance identifies and eliminates the maintenance problems that create the need for corrective maintenance. Year 2000 compliance services are forms of preventive maintenance.

         o PROFESSIONAL SERVICES. We also provide professional services on a time and materials basis. In addition to staffing our client's short-term needs, our objective is to leverage professional staffing engagements to learn more about the client's business and IT system needs and position ourselves to provide additional services.

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

          INSURANCE                FINANCIAL SERVICES               HEALTHCARE                   UTILITIES
          ---------                ------------------               ----------                   ---------
           AMPlus                    Merrill Lynch            Health Plan Services              Ameritech

        CGU Insurance                Morgan Stanley           Blue Cross/Blue Shield               SAUR

  John Hancock Mutual Life       Schroders International     Foundation Health System   Southern California Edison

          Reliastar             Banquet National de Paris        American Medical           Houston Industries
                                                                   Association

           RETAIL              MANUFACTURING/DISTRIBUTION    MEDIA AND COMMUNICATIONS              OTHER
           ------              --------------------------    ------------------------              -----

         Blockbuster                   Dow Corning               EBSCO Industries                 Amtrak

        Dayton Hudson                   Michelin              Thompson EC Resources                 TWA

          Fingerhut                      Renault                                                   Mitsui

         Winn Dixie                                                                                 CGM

         During the year ended December 31, 1999, the Company's top five clients accounted for approximately 20.4% of total revenue. Michelin North America, Inc. represented approximately 5.9% of total revenue. During the year ended December 31, 1998, the Company's top five clients accounted for approximately 28.4% of total revenue. Michelin North America, Inc. represented approximately 9.6% of total revenues. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use the Company's services in a subsequent year.

SALES AND MARKETING

         We market and sell our services directly through our professional staff and senior management operating at our United States and International regional offices and sales branch offices. We focus our marketing efforts on large corporations within our six targeted industries that have significant IT budgets and recurring staffing or software development needs. Marketing personnel identify prospects and enter the information into a database which is consistently maintained. Direct sales representatives utilize those records to initiate the sales cycle from prospect qualification to closing. As a result, we can prequalify sales opportunities and minimize the time that direct sales representatives spend on prospect qualification.

         Our marketing programs include direct mail campaigns, advertising, seminars, conferences and other activities. The sales executive and technical support teams define the scope, deliverables, assumptions and execution strategies for a proposed project. They also develop project estimates, prepare pricing margin, and cash flow analyses, and finalize sales proposals. Management reviews and approves the proposal, then the sales staff presents the proposal to the prospective client. Sales personnel are actively involved throughout the execution phase.

         As we expand in Europe and Asia, we will consider establishing branch sales offices to pursue business opportunities in these regions.

INTELLECTUAL PROPERTY

         Our business consists of software applications development and other deliverables including written specifications and documentation in connection with specific client engagements. Ownership of these products is generally retained by or assigned to the client. We also develop reusable software components and vertical industry component libraries for application development, as well as software toolsets and proprietary methodologies. Many are developed in one country and subsequently used in another country. Furthermore, we maintain trademarks and service marks in our various service offerings. To protect our intellectual properties, we rely on copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures.

COMPETITION

         The IT services market is highly competitive and is served by numerous national, regional and local firms. Our clients generally consist of large corporations principally in the insurance, capital markets, utilities, healthcare, retail, manufacturing and distribution, and media and communications industries. Many of our competitors are aggressively pursuing business from these entities. In addition to in-house IT departments, market participants include e-business, systems consulting and integration firms, professional service companies, applications software firms, temporary employment agencies, professional services division of large integrated manufacturing and other companies, facilities management and outsourcing companies, accounting and business consulting firms such as the "Big 5" and related entities.

         We believe that many of our competitors have significantly greater financial, technical and market resources and generate greater revenue than we do. We compete by offering e-business solutions, component-based software products, a successful services delivery model, excellent referral base, continued focus on client needs, quality of services, competitive prices and strong project management capabilities and technical expertise.

HUMAN RESOURCES

         As of March 10, 2000, we had approximately 3,000 employees, including approximately 2,200 people in our United States, U.K., France, Japan, Canada and Australian headquarters and branch offices and approximately 800 in our software development centers in India and Northern Ireland. Additionally, we had approximately 200 independent contractors performing various services. None of our employees are subject to a collective bargaining arrangement, except for approximately 200 employees in France. During December 1999, we announced a restructuring plan that resulted in the termination of approximately 150 employees in our United States and Northern Ireland locations.

         As of March 10, 2000, approximately 300 of our United States employees were working under the H-1B non-immigration work permitted visa classification, which we process for those employees through the United States Immigration and Naturalization Service. The H-1B visa classification enables United States employers to hire qualified foreign workers in positions which require education at least equal to a United States baccalaureate degree in specialty occupations such as software systems engineering and systems analysis.

         We believe that there is a shortage of, and significant competition for, certain IT professionals particularly those with e-business skills. Our future success will depend in large part upon our ability to attract, train, motivate and retain highly skilled employees with the advanced technical skills necessary to perform the services we offer. We have active recruiting programs in North America, Europe, and Asia and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. We also have adopted a career and education management program working with employees to define their objectives and career plans. Through an intensive orientation and training program, we introduce new employees to our TSQM software engineering process and our products and services.

ITEM 2.  PROPERTIES

         The following table sets forth a description of our principal facilities:

                                  SQUARE FEET             OWNED/
         LOCATION                  (APPROX.)      LEASE EXPIRATION DATE                    FUNCTION
--------------------------        -----------     ---------------------           -----------------------------
Clearwater, Florida                 131,000              Owned                    Corporate headquarters and
                                                                                  software development facility
London (Chesham) England             12,500              March 2013               U.K. headquarters and
                                                                                  development facility
Howell, New Jersey                   22,700              September 1999 -         Insurance industry facility
                                                          July 2003
Bangalore, India                     66,000              June 2000                Software development facility
Belfast, Northern Ireland            21,500              September 2002           Software development facility
Cleveland, Ohio                      30,900              September 2007           Healthcare industry facility
Mumbai, India                        28,000              Owned                    Software development facility
New Delhi, India                     28,000              Owned                    Future facility
Paris, France                        18,900              May 2005                 France headquarters and
                                                                                  software development facility
Paris, France                         5,600              October 2000 -           European Capital Market
                                                          November 2001           Industry facility
Sidney, Australia                     6,800              May 2002                 Australian headquarters and
                                                                                  software development facility
Toronto, Canada                       6,300              October 2002             Canada headquarters
Tokyo, Japan                         16,200              January 2001             Japan headquarters and
                                                                                  software development facility
Tampa, Florida                       20,000              January 2004             e-business development facility
Lincoln, Nebraska                     7,000              December 2002 -          Insurance industry facility
                                                          June 2004

         The leases for our headquarters in Bangalore, Belfast and Paris and our facilities in Toronto contain options to extend the term for an additional five years.

         We own the building at our software development facility in Mumbai, India and we lease the land through March 2096. We own land and a building in New Delhi, India which may be renovated to house a future facility.

         We are in the process of restructuring our U.K. operations and will abandon the 66,000 square foot facility in Belfast, Northern Ireland and 12,500 square foot facility in Chesham, England. We are in the process of settling these leases or subleasing these properties to outside parties.

         We are in the process of subleasing our Tampa, Florida office facilities as most of the workforce has been consolidated into our corporate headquarters.

         In addition, we lease branch offices, which are used primarily for sales and marketing purposes, in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Minneapolis, New York, Seattle, Austin, Denver, Greenville, Jacksonville, Ashburn, Cincinnati, Clifton Park, Deerfield Beach, Harrisburg, Kansas City, Midlethian, New Iberia, Pittsburgh, San Francisco, Santoga Springs, St. Louis and Tempe in the United States, Montreal, Quebec City, Winnipeg, Calgary and Vancouver in Canada, Frankfurt, Germany and Luxembourg.

ITEM 3.  LEGAL PROCEEDINGS

              We are not a party to any pending material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the Nasdaq Stock Market(SM) under the symbol "IMRS." The common stock commenced trading on Nasdaq on November 8, 1996 in connection with the underwritten initial public offering of shares of common stock at an initial price to the public of $6.22 per share.

         Set forth below are the high and low sales prices for shares of the common stock for the periods indicated. Share prices have been adjusted to reflect a three-for-two stock split in the form of a stock dividend in April 1998.

       FISCAL PERIOD ENDED            HIGH        LOW
       -------------------            ----        ---

     1998:

        March 31, 1998               $39.50      $19.08
        June 30, 1998                $42.17      $20.00
        September 30, 1998           $35.38      $18.63
        December 31, 1998            $30.38      $16.63

     1999:

        March 31, 1999               $32.63      $12.94
        June 30, 1999                $23.25      $13.75
        September 30, 1999           $20.13      $ 8.00
        December 31, 1999            $14.50      $ 7.00

         The number of shareholders of record of the common stock as of March 10, 2000, was 210 based on transfer agent reports.

         We did not declare any cash dividends in 1998 or 1999 and do not intend to declare or pay cash dividends in the foreseeable future. We anticipate that all earnings and other cash resources, if any, will be retained for future investment in our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the years 1995 through 1999 should be read along with the audited financial statements contained in this document. Such financial information other than for fiscal years 1995 and 1996 was taken from these financial statements. The financial statements for 1997 through 1999 were audited. The information below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                      1995       1996        1997        1998        1999
                                                   ---------   ---------   ---------   ---------   ---------
                                                             (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue ........................................   $  24,115   $  30,988   $  89,645   $ 170,318   $ 222,028
Gross profit....................................       9,734      13,346      39,934      80,243      92,857
Income (loss) from operations ..................       3,696       5,016      16,908      28,823     (10,110)
Net income (loss) ..............................       2,702       2,890      12,469      19,880     (11,839)
Pro forma net income ...........................       1,797        --          --          --          --
Diluted earnings (loss) per share ..............        0.09        0.13        0.40        0.57       (0.34)
Pro forma diluted earnings per share ...........        0.06        --          --          --          --
Cash dividends .................................        --         1,623        --           163        --
Cash dividends per share .......................        --          0.07        --          --          --

Weighted average common stock and
   common stock equivalents
   outstanding .................................      31,550      23,026      31,238      35,064      34,786

CONSOLIDATED BALANCE SHEET DATA
   (AT PERIOD END):
Cash, cash equivalents and marketable securities   $   1,832   $  30,307   $  91,452   $ 110,416   $  37,432
Working Capital ................................       2,729      31,371      96,977     122,783      47,091
Total assets ...................................       9,484      50,563     138,656     223,699     303,798
Long-term debt, net of current portion .........       1,184          39         918         671         985
Shareholders' equity ...........................       3,091      41,045     114,358     174,814     234,923
Shares outstanding at period end,
   net of treasury stock .......................      21,096      22,430      26,370      30,392      37,028

o Revenue for the year ended December 31, 1997 attributable to the 1997 acquisition was $18.0 million.

o Revenue for the year ended December 31, 1998 attributable to 1998 acquisitions was $18.4 million.

o Revenue for the year ended December 31, 1999 attributable to 1999 acquisitions was $52.3 million.

o Pro forma net income and pro forma diluted earnings per share give affect to our conversion from an S corporation to a C corporation for U.S. income tax purposes. The pro forma data above presents net income and net income per share as if we had been subject to corporation taxes for the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our business has grown significantly during the past two years both through acquisitions and through internal growth. Before we discuss our results of operations in detail, we set forth relevant information about recent developments and the significant acquisitions we have made, clarify income tax matters and explain conventions we use throughout this section.

CURRENT DEVELOPMENTS

        RESULTS OF OPERATIONS -- After our 1996 initial public offering, we experienced sequential revenue and earnings per share growth (excluding one-time charges) for each of the eleven quarters ended June 30, 1999. This trend did not continue for the three months ended September 30, 1999 and December 31, 1999. Both revenue and earnings per share decreased from the amounts reported for the previous quarter.

        The primary reasons for the decrease in revenue are as follows:

        o delays in the start up of several engagements as clients maintained budgetary reserves for possible Year 2000 problems in the fourth quarter of 1999 and the first quarter of 2000;

        o slower than anticipated conversion of proof of concept and advisory engagements to full back-end projects for our IT consulting and component-based development services and our component-based solutions;

        o a longer sales cycle, mostly driven by the current market conditions; and

        o our attempt to aggressively grow our core business and, at the same time, position the company to sell and support vertical industry based solutions.

        The decrease in earnings per share was directly attributable to the decrease in revenue as cost of revenue and selling, general and administrative expenses did not increase for the quarters ended September 30, 1999 and December 31, 1999.

        ACQUISITIONS

        ATECHSYS S.A -- On January 8, 1999, we acquired 100% of the outstanding stock of Atechsys, a privately held information technology company based in Paris, France. Atechsys specializes in business and technology consulting services to the capital markets industry. Atechsys' shareholders received 718,859 shares of our common stock in exchange for their Atechsys common stock. We have accounted for the Atechsys acquisition as a pooling of interests combination. We have restated prior year financial statements to give effect to the business combination. As a result of this acquisition, we have incurred costs of approximately $1.7 million and have charged these costs in our 1999 statement of operations.

         ECWERKS, INC.-- On January 15, 1999, we acquired 100% of the outstanding stock of ECWerks, a privately held electronic commerce business and technology consulting company based in Tampa, Florida. ECWerks' shareholders received 163,054 shares of our common stock in exchange for their ECWerks common stock. In addition, we are required to make a contingent payment of approximately $7.0 million in cash and shares of our common stock as certain financial goals specified in the purchase agreement were achieved during 1999. We have accounted for the ECWerks acquisition as a purchase.

         FUSION SYSTEMS JAPAN CO., LTD.-- On March 26, 1999, we acquired 100% of the outstanding stock of Fusion, a privately held business and technology consulting company based in Tokyo, Japan. Fusion specializes in capital markets consulting and technology solutions and provides technology consulting services from its offices in Tokyo and Boston. Fusion's shareholders originally received 3,735,536 shares of our common stock in exchange for their Fusion common stock. On October 25, 1999, we amended this agreement to provide the former Fusion stockholders $22.4 million cash in exchange for 1,456,860 shares of our common stock. We have accounted for the Fusion acquisition as a purchase and as a result, the operating results of Fusion are to be reflected in the consolidated financial statements from the date of acquisition.

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

                                                                              PERCENT
                                                 DATE            PERCENT      COMPLETE      PERCENT                    AMOUNT
      FOX PRODUCT/                 R&D        PROTOTYPE          COMPLETE     CALENDAR      COMPLETE                     IN
       COMPONENT               START DATE     COMPLETE          MAN MONTHS      TIME       VALUE BASIS   CONCLUDED    THOUSANDS
-----------------------        ----------     --------          ----------    --------     -----------   ---------    ---------
Japan:
   BTA                          01-Aug-97     01-Jun-99            90%           90%            90%         90%        $  120
   STA/BTA/OBA merge            31-Dec-98     31-Mar-00            19%           19%            19%         19%            40
   Extended Limit Type          01-Nov-98     01-May-99            80%           80%            80%         80%            50
   AA                           01-Aug-97     01-Jul-99            86%           86%            86%         86%           110
   XA                           01-Feb-99     01-Jan-00            16%           16%            16%         16%            20
   OES-Upgrades                 01-Jan-98     01-Jul-99            82%           82%            82%         82%           170
   LH JASDAQ                    01-Nov-97     01-Aug-99            80%           80%            90%         90%           330
   LH TIFFE                     01-Mar-99     01-Sep-99            14%           14%            57%         57%           160
World:
   STA                          30-Jun-98     30-Jun-00            37%           37%            68%         68%           110
   BTA                          30-Jun-98     30-Jun-00            37%           37%            68%         68%           140
   OBA                          30-Jun-98     30-Jun-00            37%           37%            68%         68%           110
   STA/BTA/OBA merge            31-Dec-98     30-Jun-00            21%           16%            61%         61%            50
   TT                           01-Jan-98     30-Jun-00            21%           49%            60%         60%            30
   DBA                          01-Jan-98     30-Jun-00            21%           49%            60%         60%            50
   FOX Router                   01-Dec-96     01-Dec-99            32%           77%            83%         83%            20
   MGS                          30-Jun-97     01-Dec-00            51%           51%            63%         63%            90
   OES                          01-Jan-98     01-Dec-00            42%           42%            57%         57%           130
   LH HK                        01-Oct-98     01-Oct-99            28%           48%            64%         64%           220
   LH TAIWAN                    01-Oct-98     01-Oct-99            28%           48%            64%         64%           290
   LH KOREA                     01-Oct-98     01-Mar-00            31%           34%            65%         65%           210
   LH SING                      01-Oct-98     01-Mar-00            31%           34%            65%         65%           100
   LH AUS                       01-Oct-98     01-Sep-99            32%           53%            66%         66%           250
   LH SH                        01-Oct-98     01-Mar-00            31%           34%            65%         65%            90
   LH LON                       01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
   LH EUREX                     01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
   LH PARIS                     01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
   LH FRANK                     01-Oct-98     01-Jun-00            26%           29%            63%         63%           130
                                                                                                                       ------
                                                                                                                       $3,410
                                                                                                                       ======

         Based on the results of the appraisal, $3.4 million was attributed to the in-process research and development for the Fusion acquisition and expensed in 1999.

         PROFESSIONAL PARTNERS, INC. AND LAKEWOOD SOFTWARE TECHNOLOGY CENTER, INC.--On April 28, 1999, we purchased 100% of the outstanding stock of Professional Partners and Lakewood Software, which we refer to as PLP, a privately held provider of information technology services to the property and casualty insurance industry. PLP's shareholders received $12.0 million in cash in exchange for their PLP common stock. We have accounted for the PLP acquisition as a purchase, and as a result, the operating results of PLP are reflected in the consolidated financial statements from the date of acquisition.

         ORION CONSULTING, INC.-- On June 15, 1999, we acquired 100% of the outstanding stock of Orion. Orion was a privately held management-consulting firm, headquartered in Cleveland, Ohio, that primarily served the healthcare industry. Orion's shareholders received 3,028,414 shares of our common stock in exchange for their Orion common stock. We have accounted for the Orion acquisition as a purchase, and as a result, the operating results of Orion are reflected in the consolidated financial statements from the date of acquisition.

         NEVERDAHL-LOFT & ASSOCIATES, INC.-- On December 7, 1999, IMRglobal acquired 100% of the outstanding stock of Neverdahl, a privately held full-service information technology consulting firm focused on the life insurance industry headquartered in Lincoln, Nebraska. In exchange for Neverdahl's common stock, Neverdahl's shareholders received approximately $10.0 million in cash. In addition, $2.5 million in cash is payable to the Neverdahl shareholders if certain financial objectives are attained for the six months ending June 30, 2000. Any contingent payment will result in an increase in the purchase price and the resulting goodwill. We have accounted for the Neverdahl acquisition as a purchase, and as a result, the operating results of Neverdahl are reflected in the consolidated financial results from the date of acquisition.

         INTANGIBLE ASSETS -- Due to the extensive acquisition activity described above, our intangible assets increased significantly during 1999 and represented 47.1% of assets and 61.0% of shareholders' equity at December 31, 1999 compared to 16.5% of assets and 21.1% of shareholders' equity at December 31, 1998. Prior to concluding the above acquisitions, we estimated the future profitability and cash flows for each entity in order to determine the expected benefit period for the intangible assets. This analysis included a review of past performance, industry trends and anticipated integration with our other business units. We also reviewed acquisitions concluded in years prior to 1999 to identify any impairment of intangible assets associated with these earlier acquisitions.

RESTRUCTURING CHARGE

         During the fourth quarter of fiscal 1999, our Board of Directors approved a restructuring plan to take advantage of the increased demand for our e-business services. From 1996 through 1998, most of our revenue was generated from older technologies ("legacy technologies"). The demand for legacy technology services decreased in 1999 as many Year 2000 projects performed on these technologies were completed. In addition, the companies we acquired in 1998 and 1999 were focused on newer technologies and/or selected industries. As a result, our restructuring plan required that we redirect our resources from our legacy technology to newer technologies such as e-business and component development.

         We are attempting to sell our Northern Ireland operation. If we fail to sell this operation, we may realize an additional $750,000 of restructuring costs.

         We anticipate that we will realize approximately $10.0 million in cost savings before tax, annually once our restructuring plan is complete. However, the hiring of additional employees for our e-business services will offset approximately 50% of these cost savings. We estimate that the net affect of our restructuring plan and the expansion of our e-business practice will result in future annual cost savings, before tax, as follows (in thousands):

                 Cost of revenue ......................    $  125
                 Selling, general and administrative...     3,852
                 Research & development ...............       787
                 Intangible asset amortization ........        44
                                                           ------

                          Total .......................    $4,808
                                                           ======

         Annual cash cost savings are estimated to be $3.7 million.

         Approximately $5.1 million of the restructuring charge relates to write-down of existing assets and will require no additional cash outlay. The liquidity requirements for the remaining restructuring charge are as follows:

                 Cash outlays in 2000..................    $4.9 million
                 Cash outlays after 2000...............    $2.2 million

CONVENTIONS

         We use the following conventions throughout the discussion of our results of operations.

         REVENUE RECOGNITION. Revenue from services provided on a fixed-price basis is recognized using the percentage of completion method. We bear the risk of cost over-runs and inflation with respect to our fixed-price projects. In order to mitigate these risks, we subdivide projects into smaller phases, and we generally reserve the right to renegotiate fixed-price and fixed-time frame commitments in the event of any change in scope. Under the percentage of completion method, we must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as projects progress to reflect changes in projected completion costs or dates.

         Revenue from services provided on a time and material basis is recognized in the period that the services are provided. Certain services in our healthcare practice are provided on a contingency basis based on the recovery of expenses for clients or based on providing litigation support to clients. Revenue for recovery projects and litigation work is recognized when the outcomes are known.

         COST OF REVENUE. Cost of revenue consists primarily of salaries and employee benefits for personnel dedicated to client projects, as well as facility costs at the India and Northern Ireland software development facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Salaries and related taxes and benefits for employees not dedicated to specific client projects make up the majority of our selling, general and administrative expenses. Other significant selling, general and administrative expenses are as follows:

         o    occupancy costs;

         o    telecommunications;

         o    marketing and promotion; and

         o    travel expenses.

INCOME TAX MATTERS

         INDIA OPERATIONS--Our subsidiary, IMRglobal-India, is eligible for certain favorable tax provisions provided under the Indian Income-Tax Act, including the following:

         o an exemption from corporate income taxes for a period of five consecutive years in the first eight years of operation;

         o an exemption from income taxes on the profits derived from exporting computer software or transmitting software from India. The export exemption remains available after expiration of the tax holiday described above.

         The effective tax rate for our India operations has been less than 5% for 1997, 1998 and 1999 as a result of these exemptions. Recent legislation in India indicates that the above tax exemptions may be phased out over a five year period beginning in June 2000. Accordingly, the effective tax rate for our India operations may increase to approximately 35% over this five year period.

   RESULTS OF OPERATIONS

         The following table summarizes for the years indicated, certain items from the Company's statements of operations expressed as a percentage of revenue and percentage change in the dollar amount of such items compared to the prior year.

                                                                         PERCENTAGE
                                        PERCENTAGE OF REVENUE        INCREASE (DECREASE)
                                        YEAR ENDED DECEMBER 31,         YEAR TO YEAR
                                      --------------------------     -------------------
                                                                      1997-       1998-
                                       1997      1998      1999       1998        1999
                                      ------    ------    ------     ------      -------

Revenue ........................      100.0%    100.0%    100.0%      90.0%       30.4%
Cost of revenue ................       55.5      52.9      58.2       81.2        43.4
                                      -----     -----     -----
Gross profit ...................       44.5      47.1      41.8      100.9        15.7
Selling, general and
   administrative expenses .....       23.4      20.4      26.3       65.6        68.2
Research and development .......        1.0       3.7       3.0      579.8         6.2
Costs related to acquisitions...        0.0       4.9      14.1      100.0       273.5
Goodwill and
   intangible amortization .....        1.3       1.2       3.0       84.7       223.3
                                      -----     -----     -----
Income (loss) from operations...       18.8      16.9      (4.6)      70.5      (135.1)
Other income, net ..............        2.0       2.6       2.3      151.9        19.2
                                      -----     -----     -----
Income before provision for
   income taxes ................       20.8      19.5      (2.3)      78.0      (114.9)
Provision for income tax .......        6.9       7.8       3.0      115.5       (48.1)
                                      -----     -----     -----
Net income (loss) ..............       13.9%     11.7%     (5.3)%     59.4%     (159.6)%
                                      =====     =====     =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Revenue increased to $222.0 million in the year ended December 31, 1999, representing a 30.4% increase over revenue of $170.3 million in the year ended December 31, 1998. Of this increase, approximately $52.3 million was attributable to our acquisition of ECWerks, Fusion, PLP, Orion and Neverdahl. Revenue for the year ended December 31, 1999 from services not related to our Year 2000 service offering, increased to $187.5 million (including purchase acquisitions), representing a 101.3% increase over revenue of $93.1 million for the year ended December 31, 1998. Year 2000 revenue decreased to $34.6 million or 15.6% of total revenue for the year ended December 31, 1999 compared to $77.2 million or 45.3% of total revenue for the year ended December 31, 1998. Year 2000 revenue will be less than 1% of our revenue in the future. Revenue from our e-business services increased to $43.0 million or 19.3% of revenue for the year ended December 31, 1999. For the year ended December 31, 1998, our e-business revenue was $3.9 million or less than 2.5% of total revenue. We anticipate that for fiscal 2000, we will experience revenue growth in our non-Year 2000 service offerings, in particular, e-business, which we expect to offset the loss of Year 2000 revenue.

         COST OF REVENUE. Cost of revenue was $129.2 million, or 58.2% of revenue for the year ended December 31, 1999, compared to $90.1 million, or 52.9% of revenue for the year ended December 31, 1998. The increase in cost of revenue as a percentage of revenue reflects underutilized resources. As we completed several large Year 2000 engagements, we were unable to allocate the available staff to new engagements due to delays in initiating new contracts.

         Wage costs continue to increase at a greater rate than general inflation in each of the countries in which we have operations. Historically, we have been able to pass these wage increases on to our clients in the form of increased prices for our service offerings. However, we cannot assure you that we will be able to continue to increase our prices to our clients to offset future wage increases.

         GROSS PROFIT. Gross profit increased to $92.9 million in the year ended December 31, 1999, compared to $80.2 million in the year ended December 31, 1998. Our gross profit margin, as a percentage of revenue, decreased to 41.8% in the year ended December 31, 1999 compared to 47.1% in the year ended December 31, 1998. Our future gross profit, as a percentage of revenue, may vary depending on our utilization of our workforce and software development facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A expenses increased to $58.5 million in the year ended December 31, 1999, compared to $34.8 million in the year ended December 31, 1998. The increase in SG&A expenses is attributable to the following:

         o    the ECWerks, Fusion, PLP, Orion and Neverdahl acquisitions;
         o    addition of sales offices;
         o    expansion of sales personnel;
         o    expansion of our delivery capacity; and
         o    converting our operations to a vertical industry focus.

         In addition to the above, we incurred $1.9 million of non-recurring compensation costs related to certain officers in acquired companies. These payments will not be continued after December 31, 1999.

         As a percentage of revenue, excluding the $1.9 million non-recurring compensation cost, SG&A expenses increased to 25.5% for the year ended December 31, 1999 compared to 20.4% for the year ended December 31, 1998. The increase reflects the aggressive expansion of our sales force and marketing efforts without an immediate corresponding increase in our revenue. We also increased our administrative infrastructure as we integrated several new acquisitions. During late 1999, we initiated a restructuring plan which was in part designed to reduce administrative expenses as we refocused our efforts on e-business opportunities. For fiscal 2000, the reduction in our SG&A due to our restructuring plan will be offset by an aggressive expansion of our sales force, particularly in the area of e-commerce.

         RESEARCH AND DEVELOPMENT. R&D costs increased to $6.6 million in the year ended December 31, 1999, compared to $6.2 million in the year ended December 31, 1998. The increase is attributable to the May 1999 acquisition of Lyon and the related component-ware R&D. We incurred 12 months of R&D expenses for this initiative in 1999 compared to 8 months in 1998. During the fiscal fourth quarter, as part of our 1999 restructuring plan, we terminated several R&D projects unrelated to component-ware. Accordingly, we expect our research and development costs to decrease in fiscal 2000 compared to fiscal 1999.

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $6.7 million for the year ended December 31, 1999, from approximately $2.1 million for the year ended December 31, 1998. This increase reflects full year amortization of goodwill attributed to our 1998 purchases of Lyon and Visual and the 1999 purchase acquisitions of ECWerks, Fusion, PLP and Orion. In 2000, intangible asset amortization will be at least $9.0 million and may increase if we acquire additional companies during fiscal 2000.

         RESTRUCTURING CHARGE. In the fourth quarter of fiscal 1999, we implemented a restructuring plan to redeploy resources to exploit our expanding e-business practice. This plan resulted in a $12.4 million restructuring cost in 1999. Key components of the restructuring plan included the following:

         o the closure of two U.K. offices, which were primarily committed to legacy IT systems,
         o    the reduction of our legacy IT workforce in the U.S.
         o    the write-down of specific legacy software and hardware, and
         o the reduction of our administrative workforce and infrastructure in order to increase our responsiveness to the new e-business opportunities.

         IMPAIRMENT OF LONG-LIVED ASSETS. During 1999, we recorded a $4.4 million charge for impairment of long-lived assets. It is our policy to periodically, but at least annually, review the value of certain long-lived assets such as goodwill and property and equipment. During 1999, we determined that the value of certain assets were impaired. These included goodwill for our IMRglobal-UK operation, our investment in real property in New Delhi, India and other property and equipment.

         PURCHASE ACQUISITIONS ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The purchased assets and assumed liabilities in connection with the acquisition of Fusion were recorded at their estimated fair value at the acquisition date. We received an appraisal of the intangible assets which indicated that approximately $3.4 million of the acquired intangible assets were acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. To determine the value of the in-process research and development, our appraisal considered several factors including the following:

         o    state of development of each project;
         o    time and cost needed to complete each project;
         o    expected income for each project;
         o    expected discounted cash flow for each project;
         o associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility; and
         o risks related to the viability of and potential changes to future target markets.

         During the year ended December 31, 1998, we recorded $8.2 million of in-process research and development related to the Lyon acquisition.

         ACQUISITION COST. During 1999, we completed the acquisition of Atechsys that was accounted for as a pooling-of-interests. Acquisition costs attributable to that merger were $2.2 million. Acquisition costs for 1998 of $145,000 were attributable to our acquisition of RHO Transformational Technologies Pty Limited, an Australian company.

         CHARGE ASSOCIATED WITH TREASURY STOCK PURCHASE. During October 1999, we incurred a $8.8 million charge in connection with the restructuring of the Fusion acquisition. This acquisition was converted from an all stock transaction to a combination of stock and cash.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations for the year ended December 31, 1999 was $10.1 million compared to income from operations of $28.8 million for the year ended December 31, 1998. The 1999 loss was primarily attributable to the following non-recurring charges:

            Restructuring charge............................. $12.4 million
            Impairment of long-lived assets..................   4.4 million
            Acquired in-process research and development.....   3.4 million
            Acquisition costs................................   2.2 million
            Charge associated with treasury stock purchase...   8.8 million
            Non-recurring compensation for former owners.....
              of acquired companies (included in SG&A).......   1.9 million
                                                              -------------
                 Total                                        $33.1 million
                                                              =============

         Excluding non-recurring charges, income from operations was 10.4% of revenue for the year ended December 31, 1999 compared to 21.8% for the year ended December 31, 1998.

         OTHER INCOME. We realized net other income of approximately $5.2 million for the year ended December 31, 1999, compared to net other income of approximately $4.3 million in the year ended December 31, 1998. In 1999, we recognized approximately $4.2 million in investment income primarily from the investment of our excess cash, and we incurred approximately $108,000 of interest expense related to credit facilities in the U.S., France and Japan. During 1998, we recognized approximately $4.6 million in investment income primarily from the investment of our excess cash, and we incurred approximately $234,000 of interest expense primarily for credit facilities in India and Australia. For the first two quarters of 2000, we anticipate that our investment income will decrease while our interest expense will increase as we utilize our excess cash.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $6.9 million in the year ended December 31, 1999, from $13.3 million in the year ended December 31, 1998. The effective tax rate based on the provision for income taxes and excluding one-time charges for in-process research and development and acquisition costs was 42.3% for 1999 and 32.0% for 1998. We calculate the effective tax rate by dividing the provision for income taxes by income before provision for income taxes.

         The higher effective tax rate for the year ended December 31, 1999 is partially attributable to only 34% of goodwill and intangible amortization expense being deductible for income tax purposes. Goodwill and intangible asset amortization has increased 223% from fiscal 1998 to fiscal 1999. In addition, we have historically enjoyed a low effective tax rate for our India operations. Accordingly, the effective tax rate has increased as a result of recent acquisitions in France, Canada, Japan and the United States, which have higher income tax rates than India. We anticipate that our effective tax rate for fiscal 2000 will be between 38% to 40%.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         NET INCOME (LOSS). We incurred a net loss of $11.8 million for the year ended December 31, 1999 compared to net income of $19.9 million for the year ended December 31, 1998. When we exclude non-recurring charges (net of income taxes), fiscal 1999 net income as a percentage of revenue was 7.3% compared to 16.6% for fiscal 1998.

         NET INCOME (LOSS) PER SHARE. Our diluted loss per share for the year ended December 31, 1999 was $0.34 compared to net income per share of $0.57 for the year ended December 31, 1998. When we exclude non-recurring charges (net of income taxes), fiscal 1999 net income per share was $0.41 compared to $0.80 for fiscal 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUE. Revenue increased to $170.3 million in the year ended December 31, 1998, representing a 90.0% increase over revenue of $89.6 million in the year ended December 31, 1997. Of this increase, approximately $18.4 million was attributable to our acquisition of Lyon, RHO and Visual. Revenue for the year ended December 31, 1998 from services not related to our Year 2000 service offering, increased to $93.1 million (including purchase acquisitions), representing a 106.1% increase over revenue of $45.2 million for the year ended December 31, 1997. Year 2000 revenue increased to $77.2 million or 45.3% of total revenue for the year ended December 31, 1998 compared to $44.5 million or 49.6% of total revenue for the year ended December 31, 1997.

         COST OF REVENUE. Cost of revenue was $90.1 million or 52.9% of revenue for the year ended December 31, 1998, compared to $49.7 million, or 55.5% of revenue, for the year ended December 31, 1997. The decrease in cost of revenue as a percentage of revenue reflects the following:

         o productivity gains from Year 2000 service offerings and other toolsets;

         o a 17.8% devaluation of the Indian Rupee since September 1997, which resulted in reduced costs at our Indian software development centers; and

         o improved utilization of software development personnel in India and Northern Ireland.

         Wage costs continue to increase at a greater rate than general inflation in each of the countries in which we have operations. Historically, we have been able to pass these wage increases on to our clients in the form of increased prices for our service offerings. However, we cannot assure you that we will be able to continue to increase prices to our clients to offset future wage increases.

         GROSS PROFIT. Gross profit increased to $80.2 million in the year ended December 31, 1998, compared to $39.9 million in the year ended December 31, 1997. Our gross profit margin, as a percentage of revenue, increased to 47.1% in the year ended December 31, 1998, compared to 44.5% in the year ended December 31, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $34.8 million in the year ended December 31, 1998, compared to $21.0 million in the year ended December 31, 1997. The increase in SG&A expenses is attributable to the following:

         o    the Lyon, RHO and Visual acquisitions;

         o    addition of sales offices;

         o    expansion of sales personnel;

         o    expansion of our delivery capacity; and

         o    regionalization of operations.

         As a percentage of revenue, SG&A expenses decreased to 20.4% in the year ended December 31, 1998, compared to 23.4% for the year ended December 31, 1997. We are aggressively expanding our sales force and marketing efforts, which will generate higher SG&A in the near term.

         RESEARCH AND DEVELOPMENT. R&D costs increased to $6.2 million in the year ended December 31, 1998, compared to $919,000 in the year ended December 31, 1997. The increase is attributable to the following:

         o the acquisition of Lyon and the continued development of Lyon's component technology;

         o modification of component technology for certain targeted industries; and

         o expansion of efforts to develop and enhance our transformation toolsets.

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $2.1 million for the year ended December 31, 1998, from approximately $1.1 million for the year ended December 31, 1997. This increase primarily reflects goodwill attributed to our purchases of Lyon and Visual.

         IN-PROCESS RESEARCH AND DEVELOPMENT. The purchased assets and assumed liabilities in connection with the acquisition of Lyon were recorded at their estimated fair values at the acquisition date. We received an appraisal of the intangible assets which indicated that approximately $8.2 million of the acquired intangible assets were acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. To determine the value of the in-process research and development, our appraisal considered several factors including the following:

         o    state of development of each project;

         o    time and cost needed to complete each project;

         o    expected income for each project;

         o    expected discounted cash flow for each project;

         o associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility; and

         o risks related to the viability of and potential changes to future target markets.

         In-process research and development was charged to expense in the quarter ended June 30, 1998. In addition, we recorded a one-time charge of approximately $145,000 for costs related to the RHO acquisition. We did not incur in-process research and development or acquisition costs in 1997.

         INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 1998 was $28.8 million compared to $16.9 million in the year ended December 31, 1997, representing a 70.5% increase. As a percentage of revenue, income from operations was 16.9% in the year ended December 31, 1998, compared to 18.8% in the year ended December 31, 1997. The decrease reflects one-time charges totaling approximately $8.3 million related to acquired in-process research and development and acquisition costs. Excluding one-time charges, income from operations was 21.8% as a percentage of revenue for the year ended December 31,1998.

         OTHER INCOME. We realized net other income of approximately $4.3 million in the year ended December 31, 1998, compared to net other income of approximately $1.7 million in the year ended December 31, 1997. In 1998, we recognized approximately $4.6million in investment income primarily from the investment of the remaining net proceeds from our public offering of common stock in August 1997, and we incurred approximately $234,000 of interest expense related to credit facilities in India and Australia. During 1997, we recognized approximately $2.0 million in investment income primarily from the investment of remaining net proceeds from our public offerings of common stock in November 1996 and August 1997, and we incurred approximately $175,000 of interest expense primarily for credit facilities in India and the U.K.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $13.3 million in the year ended December 31, 1998, from $6.2 million in the year ended December 31, 1997. The effective tax rate based on the provision for income taxes and excluding one-time charges for in-process research and development and acquisition costs was 32.0% for 1998 and 33.0% for 1997. We calculate the effective tax rate by dividing the provision for income taxes by income before provision for income taxes and minority interest.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         NET INCOME. Net income increased 59.4% to $19.9 million in the year ended December 31, 1998, from $12.5 million in the year ended December 31, 1997. As a percentage of revenue, net income was 11.7% for 1998, compared to 13.9% for 1997. When we exclude one-time charges for in-process research and development and acquisition costs, 1998 net income as a percentage of revenue was 16.6%

         DILUTED EARNINGS PER SHARE. Diluted earnings per share increased to $0.57 for the year ended December 31, 1998, from $0.40 for the year ended December 31, 1997. Excluding one-time charges for in-process research and development and acquisition costs, pro forma diluted earnings per share was $0.80 for the year ended December 31, 1998, compared to $0.40 for the year ended December 31, 1997.

QUARTERLY RESULTS OF OPERATIONS

         The following table contains portions of our unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 1998 and ending December 31, 1999. This information is derived from, and should be read along with, our financial statements and the related notes appearing elsewhere in this document. We believe that this table is a fair presentation of that information but the results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                     QUARTER ENDED
                        --------------------------------------------------------------------------------------------------------
                                             1998                                                  1999
                        -------------------------------------------------     --------------------------------------------------
                        MAR. 31      JUN. 30       SEP. 30       DEC. 31      MAR. 31       JUN. 30       SEP. 30       DEC. 31
                        --------     --------      --------      --------     --------      --------      --------      --------
                                                        (In thousands, except per share data)
Revenue ..........      $ 34,616     $ 39,907      $ 45,309      $ 50,486     $ 51,888      $ 62,953      $ 62,159      $ 45,028
Gross profit .....        15,839       18,173        21,929        24,302       24,149        28,578        27,100        13,030
Income (loss) from
  operations .....         7,161          339        10,256        11,067        5,412        12,768         6,819       (35,109)

Diluted earnings
  (loss) per share      $   0.17     $  (0.06)     $   0.21      $   0.24     $   0.10      $   0.21      $   0.12      $  (0.78)

                                                                       QUARTER ENDED
                          -------------------------------------------------------------------------------------------------------
                                             1998                                                  1999
                          -------------------------------------------------     -------------------------------------------------
                          MAR. 31      JUN. 30       SEP. 30       DEC. 31      MAR. 31       JUN. 30       SEP. 30       DEC. 31
                          -------      -------       -------       -------      -------       -------       -------       -------
Revenue .........          100.0%       100.0%        100.0%        100.0%       100.0%        100.0%        100.0%        100.0%
Gross profit .....          45.8         45.5          48.4          48.1         46.5          45.4          43.6          28.9
Income (loss) from
   operations ....          20.7          0.8          22.6          21.9         10.4          20.3          11.0         (78.0)


              Our income from operations has historically fluctuated from quarter to quarter and these fluctuations may continue. Due to the high level of acquisition activity in 1998 and 1999 our income from operations has been reduced by one-time charges for certain quarters. In addition, during the fourth quarter of 1999, we incurred restructuring charges and impairment of long-lived assets in connection with our re-deployment of resources to our e-business practice. The impact one-time charges on income (loss) from operations is summarized as follows:

                                                           1998                                      1999
                                        -----------------------------------------   -----------------------------------------
                                         MAR. 31    JUN. 30    SEP. 30   DEC. 31    MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                        --------   ---------  --------   --------   --------   --------   --------   --------
Income (loss) from operations .....     $  7,161   $    339   $ 10,256   $ 11,067   $  5,412   $ 12,768   $  6,819   $(35,109)

One-time charges:
Restructuring charges .............         --         --         --         --         --         --         --       12,377
Impairment of long-lived assets....         --         --         --         --         --         --         --        4,437
Acquired in-process research and
   development ....................         --        8,200       --         --        3,410       --         --         --
Acquisition costs .................         --          145       --         --        1,936       --         --          232
Charge associated with
   treasury stock purchase ........         --         --         --         --         --         --         --        8,778
Nonrecurring compensation for
   former owners of acquired
   companies (included in SG&A)....         --         --         --         --         --         --          110      1,811
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total one-time charges ............         --        8,345       --         --        5,346       --          110     27,635
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations
  excluding one-time charges ......     $  7,161   $  8,684   $ 10,256   $ 11,067   $ 10,758   $ 12,768   $  6,929   $ (7,474)
                                        ========   ========   ========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had liquid assets including cash, cash equivalents and marketable securities of $37.4 million compared to $110.4 million at December 31, 1998. The decrease in liquid assets was primarily due to the following:

        o     Net cash used for acquisitions             $25.1 million
        o     Construction of global headquarters        $20.0 million
        o     Treasury stock transactions                $14.8 million

         Net cash provided by (used in) operations in 1997, 1998 and 1999 was $18.7 million, $39.5 million and $(7.0) million, respectively. This decrease in cash provided by operations reflects primarily the 1999 net loss, the reduced tax benefit of stock options and the payment of long-term service awards during 1999.

         Net cash used in investing activities in 1997, 1998 and 1999 was $8.7 million, $47.3 million and $26.9 million, respectively. In 1999, we expended $25.1 million on acquisitions and $25.6 million for capital expenditures. In 1998, we acquired certain subsidiaries for $8.9 million in cash and purchased property and equipment for $13.6 million. In 1997, we acquired certain subsidiaries for $3.3 million and purchased property and equipment for $7.0 million.

         Net cash provided by (used in) financing activities in 1997, 1998 and 1999 was $52.8 million, ($390,000) and $(8.7) million, respectively. In 1999, we expended $14.8 million on treasury stock transactions including $13.7 million related to the restructuring of the Fusion acquisition. This utilization of cash was partially offset by net borrowings under our credit agreements of $4.9 million. In 1997, we received $53.5 million for the July 1997 public offering of our common stock.

         Of the $37.4 million of liquid assets at December 31, 1999, $31.0 million was held outside of the U.S. and was primarily utilized for the January 2000 acquisition of U.K. based Intuitive Group Limited. The remainder will be used for the settlement of foreign acquisition contingencies and foreign operating cash requirements. Liquid assets in India were $9.0 million and require governmental approval for repatriation outside of India. Although we anticipate receiving India government approval to repatriate these funds to other foreign jurisdictions.

         During 1998, we entered into a contract to purchase land and construct new facilities for our global corporate headquarters. The total investment in this project (including furniture, fixtures and equipment) is expected to be approximately $28.0 million of which approximately $24 million had been expended at December 31, 1999. Completion of this project is scheduled for April 2000.

         We may be obligated to pay certain cash contingent payments in connection with our 1998 acquisition of Lyon, our 1999 acquisition of Neverdahl and our 2000 acquisition of Intuitive. The Lyon contingency is based on the difference between the average of our stock price as listed on NASDAQ for the seven trading days prior to May 15, 2000 and $34.05 per share multiplied by 499,353 shares. The maximum amount of the Neverdahl and Intuitive acquisition contingencies is $7.5 million.

         We maintain a $30.0 million credit facility expiring in February 2003. This facility bears interest at LIBOR plus 0.6% (currently 6.2%) and is collateralized by virtually all of our assets. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios. At December 31, 1999, we had $20.8 million available under this facility. During the first quarter of fiscal 2000, we have drawn the remaining balance on this facility for non-operating cash purposes including the January acquisition of Intuitive Group Limited, the completion of our global headquarters and the repurchase of treasury stock.

         Certain of our subsidiaries maintain additional revolving credit line facilities totaling $3.3 million. At December 31, 1999, the amount available under these facilities was $2.2 million. The respective subsidiary's accounts receivable and property and equipment collateralize these facilities.

         We anticipate leveraging our global corporate headquarters to obtain $17.0 million to $24.0 million of financing in fiscal 2000. The proceeds from this financing may be required to fund certain acquisition contingent payments described above.

         We continuously review our future cash requirements, together with our available bank lines of credit, anticipated leveraging of our global corporate headquarters, and internally generated funds. We believe we have adequate capital resources to meet all working capital obligations and fund the development of our current business operations, including the following business objectives:

         o    Payment of contingent acquisition obligations;
         o    Continued expansion of existing business;
         o Anticipated levels of capital expenditures including the completion of our corporate headquarters; and
         o    Strategic mergers and acquisitions.

         If we are unable to leverage our global corporate headquarters we will need to obtain alternative funding which may include expansion of our existing credit facilities, deferral of non-operating one-time payments or sales of equity securities.

COSTS ASSOCIATED WITH THE YEAR 2000

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

              During 1999, we completed the assessment of the impact that Year 2000 would have on our information technology and non-information technology systems. We implemented corrective actions for those systems that were not Year 2000 compliant. We experienced no material Year 2000 issues as we moved into fiscal 2000. Cumulative total costs for Year 2000 compliance was approximately $50,000.

ASSET MANAGEMENT

         Our accounts receivable balance was $46.0 million at December 31, 1999, an increase of $17.5 million from December 31, 1998. The increase was primarily due to new acquisitions and revenue growth of 30.4%. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). At December 31, 1999, our DSO was 76 days. The Orion acquisition added approximately 14 days to our DSO due to it being acquired in mid 1999 and due to the traditionally longer payment cycles prevalent in the health care industry. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without value added taxes, DSO would be approximately 3 days less than the above levels.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         YOU SHOULD CAREFULLY CONSIDER THE FACTORS DESCRIBED BELOW WHICH MAY AFFECT OUR FUTURE RESULTS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR OPERATIONS.

         IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO PROVIDE QUALITY SERVICES AND MAINTAIN PROFITABILITY.

         If we do not manage our growth effectively, the quality of our services we offer could decline and result in a loss of future revenue from dissatisfied customers. In order to continue to provide quality service to our customers we must attract and retain key personnel. We expect that the number of our employees, particularly skilled technical, marketing and management employees will increase. Our growth places, and will continue to place, significant demands on our employee base especially on members of senior management who have to manage more people, and face a large number of, and increasingly complex, issues as our company grows. For example, we must continue to develop and improve our operational, financial, communications and other internal systems, both in the United States and offshore to meet the demands of a larger company.

OUR REVENUE GROWTH AND OPERATING PROFIT COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INTEGRATE SEVEN RECENTLY ACQUIRED BUSINESSES.

         We may be unable to successfully integrate newly acquired businesses, which may result in lower than expected revenue growth and profitability. Over the past 2 years, we have expanded our operations through the acquisition of additional companies that complement our business. We may not be able to continue to identify and acquire companies that have the potential to increase our overall value at prices that are attractive to us, or at all.

         We may not be able to achieve the anticipated benefits from our recent acquisitions unless the operations of the acquired businesses are successfully combined with our business in a timely manner. The integration of acquisitions requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on this integration and, as a result, on our business results. In addition, the process of integrating various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which would also have an adverse affect on our business results.

WE FACE SIGNIFICANT COMPETITION IN THE INFORMATION TECHNOLOGY, INTERNET-RELATED AND SOFTWARE MARKETS THAT ARE NEW, INTENSELY COMPETITIVE AND RAPIDLY CHANGING.

         We will lose clients and our business will suffer if we are unable to successfully compete with information technology (known as "IT") consulting firms, Internet and e-business professional service providers, software integration firms, application software vendors and internal IT departments. Many of the companies that provide these services have significantly greater financial, technical and marketing resources, generate greater revenue and have greater name recognition than we do. In addition, there are relatively few barriers to entry into our markets. We have faced, and expect to continue to face, additional competition from new entrants into our markets. We believe that the principal competitive factors in our markets include:

         o    quality of service, price and speed of delivery;
         o ability to integrate strategy, technology and creative design services;
         o    targeted industry knowledge;
         o    Internet expertise and talent; and
         o    project management capability.

         We believe that our ability to compete also depends in part on competitive factors outside our control, including:

         o the ability of our competitors to hire, retain and motivate their personnel;
         o the development by others of software that is competitive with our products and services; and
         o    our competitors' responsiveness to client needs.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT NEW BUSINESS TO REPLACE OUR DIMINISHING REVENUE FROM YEAR 2000 CONVERSION PROJECTS.

         If we are not successful in obtaining additional business from the clients to whom we have provided Year 2000 compliance solutions or if the additional business is less profitable, our profitability may decline substantially. For the years ended December 31, 1997, 1998 and 1999, Year 2000 revenue represented 49.6%, 45.3% and 15.6%, respectively, of our total revenue. Year 2000 conversion services will represent less than 1% of our revenue in fiscal year 2000.

IF WE CANNOT MONITOR OUR INTERNATIONAL BUSINESS EXPOSURE IN INDIA, FRANCE, JAPAN AND OTHER COUNTRIES WHERE WE HAVE SIGNIFICANT OPERATIONS, OUR RESULTS OF OPERATIONS MAY DECLINE.

         Our international operations and business activities are subject to the following risks:

         o difficulty in managing international operations in seven different countries due to time differences;
         o potential foreign tax consequences, including taxes payable on the repatriation of earnings from our India operations;
         o compliance with, and unexpected changes in, a growing variety of foreign laws and regulations in any of the seven major countries where we have significant operations;
         o compliance with employment laws in France and Japan, which are more stringent than employment laws in the U.S.; and
         o unexpected changes in the local and regional political climate in India and the possible reactions to those changes by the international community, including economic sanctions.

SIGNIFICANT FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATION.

         We are subject to risks that, as a result of currency fluctuations, the translation of foreign currencies into United States dollars for accounting purposes will adversely affect our results of operations. For these countries where we have significant sales, a stronger dollar will result in reduced revenue and operating profit. Countries where we have significant sales include U.K., France, Japan, Australia and Canada. In addition, we presently incur a significant amount of our costs in local currency in India and may establish additional offshore centers in other countries. In contrast, we presently generate over one-half of our revenue in United States dollars. The remaining revenue consists of British Pounds, French Francs, Japanese Yen, Australian dollars and Canadian dollars. A significant strengthening in the Indian Rupee against the United States Dollar or the other foreign currencies noted above, will result in a reduction in our results of operation.

         Historically, we have not hedged any material portion of our foreign exchange transactions.

THE LOSS OF ANY LARGE CLIENTS WOULD REDUCE OUR REVENUE AND PROFITABILITY.

         If we are unable to service and meet the expectations of any of our large clients, our clients could purchase services that we provide from a competitor and the loss of a major client could, in turn, reduce our revenue and profitability. Because many of our contractual engagements involve projects that are critical to our clients' businesses, our failure to meet a client's expectations could result in a cancellation or nonrenewal of the contract and could damage our reputation and adversely affect our ability to attract new business. Furthermore, we generally are not the exclusive outside source of IT products and services to our clients. Accordingly, a client's dissatisfaction with our performance could lead the client to purchase these services from a competitor, thereby reducing our revenue and profitability.

         We derive and believe that we will continue to derive a significant portion of our revenue from a limited number of large corporate clients. In the year ended December 31, 1999, our five largest clients accounted for 20.4% of our total revenue. During that period, Michelin North American, Inc. accounted for 5.9% of revenues and John Hancock Mutual Life Insurance company accounted for 5.3%. The volume of work performed for specific clients is likely to vary from year to year.

IF WE CANNOT RECRUIT AND RETAIN HIGHLY SKILLED SOFTWARE DEVELOPMENT PROFESSIONALS, WE MAY NOT BE ABLE TO KEEP PACE WITH THE CONTINUING CHANGES IN INFORMATION PROCESSING TECHNOLOGY, INDUSTRY STANDARDS AND CLIENT PREFERENCES AND AS A RESULT WE MAY NOT BE ABLE TO MANAGE AND COMPLETE EXISTING PROJECTS OR OBTAIN NEW PROJECTS.

         If we are not successful in attracting, training, motivating and retaining highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel, we may not be able to effect our growth strategy, manage and complete our existing projects, and bid for or obtain new projects. In particular, we believe that there is a shortage of, and significant competition for, internet software development professionals with the advanced technological skills necessary to perform the services offered by us. Our ability to maintain and renew existing engagements and obtain new business depends, in large part, on our ability to hire, train and retain technical personnel with the IT skills to keep pace with the continuing changes in information processing technology, evolving industry standards and changing client preferences.

COMPLIANCE WITH EXISTING UNITED STATES IMMIGRATION LAWS, OR CHANGES IN THESE TYPES OF LAWS COULD MAKE IT DIFFICULT TO HIRE FOREIGN NATIONALS OR LIMIT OUR ABILITY TO RETAIN H-1B EMPLOYEES IN THE UNITED STATES, AND COULD REQUIRE US TO INCUR UNEXPECTED LABOR COSTS.

         We may not be able to bring to the United States foreign employees who are critical to our business and who work for us pursuant to the non-immigrant work permitted visa ("H-1B") classification in years in which the limit on the number of new H-1B petitions that the United States Immigration and Naturalization Services may approve in any government fiscal year has been reached. As of December 31, 1999, approximately 300 of our United States employees were working for us pursuant to the H-1B classification. If we are not successful in bringing these employees in the H-1B classification to the United States, our labor costs may increase, as we may have to subcontract our work to outside contractors at higher rates than our current labor costs.

THE LOSS OF SATELLITE COMMUNICATIONS WITH OUR OFFSITE SOFTWARE DEVELOPMENT CENTERS COULD PREVENT US FROM LEVERAGING THESE OFFSITE CENTERS AND FROM PROVIDING 24-HOUR SERVICE TO OUR CLIENTS, AND ANY ALTERNATIVE TO THIS TYPE OF COMMUNICATION WOULD NOT PROVIDE US WITH COST ADVANTAGES OR AN EFFECTIVE MEANS OF TRANSMISSION FOR OUR CLIENTS.

         Any loss of our ability to transmit voice and data through satellite communication, at commercially reasonable prices, could have a material adverse effect on our financial condition because a significant element of our business strategy is to continue to leverage our offsite software development centers in Bangalore and Mumbai, India. Furthermore, there are no cost-effective alternatives to satellite transmission. For example, if we were to depend on telephone lines which are an alternative means to satellite communications, we would incur significant costs and the transmissions would be slower than those by satellite, particularly in India where there is minimal infrastructure for telephone lines by comparison to the U.S. or Europe.

WE ARE EXPOSED TO GREATER BUSINESS RISKS RELATING TO THE ECONOMIC ENVIRONMENT OF OUR OPERATIONS IN OTHER COUNTRIES, ESPECIALLY INDIA, THAN WE ARE FOR OUR OPERATIONS IN THE UNITED STATES.

         Our business may be harmed by future changes in inflation and interest rates in countries in which we establish operations. For example, in the past, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. Accordingly, the India government tightly regulates the flow of capital out of India. At December 31, 1999, we had approximately $9.0 million of our cash held in India. While we anticipate that we will have access to this cash to finance our ongoing operations and expansion, there is no guarantee that the India government will allow us access to these funds for investment outside of India.

WE ARE EXPOSED TO GREATER BUSINESS RISKS RELATING TO THE SOCIAL ENVIRONMENT OF OUR OPERATIONS IN OTHER COUNTRIES, ESPECIALLY INDIA, THAN WE ARE FOR OUR OPERATIONS IN THE UNITED STATES.

         We may be adversely affected by political or social changes in countries in which we establish software development facilities. For example, India has recently experienced civil unrest and terrorism and, from time to time, was involved in regional conflicts with Pakistan. If these instances of civil unrest, terrorism and Pakistani conflicts continue, our India operations could be disrupted.

THE ELIMINATION OF BENEFITS GRANTED BY THE GOVERNMENT OF INDIA COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         The elimination of benefits granted by the government of India could have a material adverse effect on our financial results. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and its actions concerning the economy would adversely affect private sector entities, including us. During the past five years, India's government has provided significant tax incentives and relaxed some regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. We have directly benefitted from tax holidays, liberalized import and export duties and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators.

IF BUSINESSES AND CONSUMERS DO NOT ADOPT THE INTERNET AS A MEANS FOR COMMERCE, OUR E-BUSINESS CONSULTING SERVICE BUSINESS WILL FAIL AND OUR GROWTH WILL DECLINE.

         If commerce on the Internet does not grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. The future success of our e-business consulting services depends heavily on the acceptance and use of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. Businesses and consumers may reject the Internet as a viable commercial medium for a number of reasons, including:

         o    potentially inadequate network infrastructure;
         o delays in the development of Internet enabling technologies and performance improvements;
         o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;
         o    delays in the development of security and authentication
         o insufficient technology necessary to ensure secure transmission of confidential information;
         o changes in, or insufficient availability of, telecommunications services to support the Internet; and
         o failure of companies to meet their clients' expectations in delivering goods and services over the Internet.

IF WE DO NOT KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES, PARTICULARLY RELATING TO E-BUSINESS AND OTHER INTERNET-RELATED SERVICES, AND OUR CLIENTS CHOOSE TO INVEST IN LEADING TECHNOLOGY, WE MAY LOSE OUR CLIENT BASE AND OUR REVENUES MAY DECLINE.

         Failure to respond successfully to technological developments, evolving industry standards and changing client preferences or failure to respond in a timely or cost-effective way, will seriously harm our business and operating results. In addition, we must hire, train and retain technologically knowledgeable professionals so that they can fulfill the increasingly sophisticated needs of our clients. We expect to derive a substantial portion of our revenue from creating e-business systems that are based upon today's leading technologies and that are capable of adapting to future technologies. We cannot assure you that we will be successful in addressing these developments on a timely basis or that even if we address them, we will be successful in the marketplace.

INCREASING GOVERNMENT REGULATION, PARTICULARLY THAT RELATING TO ELECTRONIC COMMERCE, COULD HARM THE DEVELOPMENT OF THE INTERNET AND AS A RESULT THE DEMAND FOR OUR SERVICES TO CREATE ELECTRONIC BUSINESS CHANNELS WOULD DECREASE.

         Any state, federal or foreign government legislation or regulation applicable to electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If this type of decline occurs, companies may decide in the future not to use our services to create electronic business channels. This decrease in the demand for our services would seriously harm our business and operating results. Although there are currently few of these laws and regulations, both state, federal and foreign governments may adopt a number of these laws and regulations. New laws and regulations may affect the following:

         o    user privacy;
         o the pricing and taxation of goods and services offered over the Internet;
         o    the content of websites;
         o    consumer protection; and
         o the characteristics and quality of products and services offered over the Internet.

         For example, the Telecommunications Act of 1996 prohibits the transmission of some types of information and content over the Internet. The scope of the Act's prohibition is currently unsettled. In addition, although courts recently held that substantial portions of the Communication Decency Act are unconstitutional, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.

IF OUR CONTRACTS LIMITING LIABILITY ARE NOT ENFORCEABLE OR IF WE ARE NOT SUFFICIENTLY COVERED BY INSURANCE, WE MAY BE LIABLE TO OUR CLIENTS FOR DAMAGES TO THEIR COMPUTER SYSTEMS AND THESE CLAIMS BY OUR CLIENTS AGAINST US COULD RESULT IN A SUBSTANTIAL COST TO US AND HARM OUR FINANCIAL CONDITION.

         Any failure in a client's system could result in a claim for substantial damages against us, regardless of our responsibility for this type of failure. We attempt to limit contractually our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our IT products and services, but the limitations of liability set forth in our service contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, our general liability insurance coverage, including coverage for errors or omissions, may not continue to be available on reasonable terms or may not be available in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our result of operations and financial condition.

WE RISK HAVING COST OVERRUNS IN FIXED-PRICE, FIXED-TIME FRAME CONTRACTS WHICH MAY REDUCE OUR PROFITABILITY.

         Our failure to estimate accurately the resources and time required for a project, future rates of inflation and currency translations, or our failure to complete our contractual obligations within the time frame committed could reduce our profitability. As a core element of our business philosophy, our strategy is to offer many of our IT services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to us is determined solely on a time and materials basis. Although we use our total software quality management software engineering process and our past project experience to reduce the risks associated with estimating, planning and performing fixed-price, fixed-time frame projects, we bear the risk of cost over-runs and inflation in connection with these projects.

INCREASING WAGE COSTS IN INDIA COULD RESULT IN FLUCTUATIONS IN OUR REVENUE AND EARNINGS.

         If wage costs in India, where approximately 25% of our employees reside, continue to increase, our revenue and earnings may fluctuate. Wage costs in India are presently increasing at a faster rate than in the United States. Historically, our wage costs in India have been significantly lower than our wage costs in the United States for comparably skilled employees. However, in light of the current wage increases in India, we cannot assure you that this will remain the same.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT OR MISUSE, WE MAY LOSE REVENUE TO THE UNAUTHORIZED USERS OF THESE PROPERTY RIGHTS.

         We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our proprietary rights or any of our other intellectual property. We also cannot assure you that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. For example, we currently license the use of our FOX products in Asia. However, we presently hold no patents or registered copyrights for these products. The unauthorized use of our FOX technology by potential customers or one of our competitors may result in our inability to receive revenue from these unauthorized users. We anticipate that we will continue to license some types of technologies to our clients. We cannot assure you that we will be able to successfully license these technologies or protect them from infringement or misuse.

         Moreover, we cannot assure you that the combination of copyright and trade secret laws, nondisclosure and other contractual arrangements, and technical measures on which we rely will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets among the United States, India, the U.K., France, Canada, Japan and Australia. Under the Berne Convention, an international treaty, the governments of these countries have agreed to extend copyright protection under their domestic laws to foreign works, including works created or produced in the United States.

WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS AND ANY INFRINGEMENT CLAIM COULD RESULT IN SUBSTANTIAL COST TO US AND DIVERT MANAGEMENT'S ATTENTION FROM OUR OPERATIONS.

         Claims that we have infringed on the intellectual property rights of others may be asserted against us in the future. These claims may result in litigation and we may not prevail in this type of litigation, or we may be unable to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Additionally, we anticipate that in the future, we will license some types of technologies to our clients. We cannot assure you that we will be able to prevent infringement claims against us in connection with our licensing efforts. We expect that the risk of infringement claims against us will increase if more of our competitors are able to successfully obtain patents for software products and processes. These types of claims, regardless of their outcome, could result in substantial costs to us and divert management's attention from our operations. Any infringement claim or litigation against us could, therefore, have a material adverse effect on our financial results.

         In addition, we cannot assure you that the combination of contractual arrangements and copyright and trade secret laws on which we rely will not change in ways that may result in our infringing upon the intellectual property rights of others.

OUR CHIEF EXECUTIVE OFFICER'S STOCK OWNERSHIP PROVIDES SUBSTANTIAL CONTROL OVER OUR COMPANY AND THIS CONCENTRATION OF OWNERSHIP COULD DELAY OR PREVENT A CHANGE OF CONTROL.

         The concentration of ownership of Satish K. Sanan, our Chairman of the Board and Chief Executive Officer, may delay or prevent a change in control and may impede or preclude transactions in which shareholders might otherwise receive a premium for their shares over the then current market prices. Mr. Sanan owns approximately 19% of our outstanding shares of common stock. As a result, Mr. Sanan retains the voting power to exercise significant control over the election of directors and other matters requiring a vote of shareholders.

IF WE LOSE OUR KEY PERSONNEL, PARTICULARLY MR. SATISH SANAN, OUR BUSINESS MAY SUFFER.

         Our continued success depends in large part upon the continued availability of key management personnel, particularly the services of Mr. Sanan. The loss of the services of Mr. Sanan would have a material adverse effect on us. We do not currently maintain nor do we intend to acquire key man insurance on the life of Mr. Sanan.

OUR CHARTER DOCUMENTS AND FLORIDA LAWS COULD DISCOURAGE ACQUISITION PROPOSALS AND DELAY OR PREVENT A CHANGE OF CONTROL.

         The protective provisions in our charter documents, which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our shareholders' best interests, could discourage potential acquisition proposals and could delay or prevent a change of control of our corporation. These provisions could also diminish the opportunities for our shareholders to participate in tender offers, including tender offers at a price above the then current market price for our common stock. These provisions may also inhibit fluctuations in our stock price that could result from takeover attempts.

         In addition, Florida law also contains provisions that may delay, defer or prevent a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval from our board of directors. Some of these provisions may, however, discourage a future acquisition not approved by the board of directors in which shareholders might receive an attractive value for their shares or that a substantial number or even the majority of our shareholders might believe to be in their best interest. As a result, shareholders who desire to participate in this type of transaction may not have the opportunity to do so.

THERE ARE SUBSTANTIAL SHARES ELIGIBLE FOR FUTURE SALE. SALES OF THESE SHARES MAY RESULT IN LOWER MARKET PRICES FOR OUR COMMON STOCK.

         Sales of a substantial number of our shares into the public market or the perception that these sales could occur, could materially and adversely affect the price of our shares and could impair our ability to obtain capital through future offerings of equity securities.

         Satish K. Sanan, our Chairman, beneficially owns approximately 12.5 million shares, which number includes shares underlying options which are exercisable by Mr. Sanan. A significant number of these shares have been pledged by Mr. Sanan. In the past, large numbers of shares owned by Mr. Sanan have been sold, either by him or by the pledgee of the shares. The same may occur in the future and those sales may have a negative effect on the price of our shares.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         IMRglobal is exposed to market risk from changes in interest rates and exchange rates between the U.S. dollar and the currencies of various countries in which we operate. IMRglobal does not engage in hedging transactions and is not a party to any leveraged derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:

              Report of Independent Certified Public Accountants

              Report of Independent Certified Public Accountant

              Consolidated Balance Sheets - December 31, 1998 and 1999

              Consolidated Statements of Operations - Years Ended December 31, 1997, 1998 and 1999

              Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1997, 1998 and 1999

              Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1998 and 1999

              Notes to Consolidated Financial Statements


         Selected quarterly financial data is included in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations".

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
IMRglobal Corp.


We have audited the accompanying consolidated balance sheets of IMRglobal Corp. as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, as restated for the 1999 pooling of interests described in Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of IMRglobal Corp. for the year ended December 31, 1997, prior to their restatements for the 1999 pooling of interests described in Note 2, which statements reflect total revenue of $83.6 million for the year ended December 31, 1997. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for IMRglobal Corp. and for the year ended December 31, 1997 prior to the restatement for the 1999 pooling of interests described in Note 2, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMRglobal Corp. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                Ernst & Young LLP

Tampa, Florida
February 7, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of IMRglobal Corp.

              We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of IMRglobal Corp. and subsidiaries (the Company) (formerly Information Management Resources, Inc.) for the year ended December 31, 1997 prior to restatement for the pooling of interests transaction discussed in Note 2 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the consolidated financial statements (not presented herein) referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of IMRglobal Corp. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of IMRglobal Corp. and subsidiaries for any period subsequent to December 31, 1997.

                                             PricewaterhouseCoopers LLP

Tampa, Florida

February 13, 1998, except for certain information in Note 13, for which the date is March 9, 1998.

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31,
                                                                             -----------------------
                                                                               1998          1999
                                                                             ---------     ---------
                                 ASSETS
Current assets:
   Cash and cash equivalents ............................................    $  78,807     $  35,021
   Marketable securities ................................................       31,609         2,411
   Accounts receivable ..................................................       28,538        46,031
   Unbilled work in process .............................................        5,145         7,756
   Deferred income taxes ................................................       14,141        10,606
   Prepaid expenses and other current assets ............................        3,592         6,340
                                                                             ---------     ---------

         Total current assets ...........................................      161,832       108,165

Property and equipment, net of accumulated depreciation .................       21,416        36,973
Capitalized software costs, net of accumulated amortization..............         --           3,839
Deferred income taxes ...................................................         --           2,309
Deposits and other assets ...............................................        3,622         9,317
Intangible assets, net of accumulated amortization ......................       36,829       143,195
                                                                             ---------     ---------

         Total assets ...................................................    $ 223,699     $ 303,798
                                                                             =========     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving credit loans ...............................................    $     443     $  10,258
   Accounts payable .....................................................        7,750        10,349
   Accrued compensation .................................................        8,733        11,341
   Deferred revenue .....................................................        3,446         3,286
   Other current liabilities ............................................       18,677        25,840
                                                                             ---------     ---------

         Total current liabilities ......................................       39,049        61,074

Long-term debt ..........................................................          671           985
Deferred income taxes ...................................................        1,040         1,594
Accrued compensation ....................................................        8,125         5,222
                                                                             ---------     ---------

         Total liabilities ..............................................       48,885        68,875
                                                                             ---------     ---------
Shareholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares authorized,
      no shares issued and outstanding ..................................         --            --
   Common stock, $.10 par value per share, 100,000,000 shares authorized,
       30,391,786 and 37,126,795 shares issued ..........................        3,039         3,713
   Additional paid-in capital ...........................................      139,800       213,748
   Retained earnings ....................................................       33,433        21,594
   Notes receivable from share sales ....................................         (366)         (703)
   Treasury stock, 99,000 shares at cost ................................         --          (1,118)
   Accumulated other comprehensive loss .................................       (1,092)       (2,311)
                                                                             ---------     ---------

         Total shareholders' equity .....................................      174,814       234,923
                                                                             ---------     ---------

         Total liabilities and shareholders' equity .....................    $ 223,699     $ 303,798
                                                                             =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         1997          1998          1999
                                                      ---------     ---------     ---------
Revenue ..........................................    $  89,645     $ 170,318     $ 222,028
Cost of revenue ..................................       49,711        90,075       129,171
                                                      ---------     ---------     ---------

      Gross profit ...............................       39,934        80,243        92,857

Selling, general and administrative ..............       20,984        34,754        58,457
Research and development .........................          919         6,247         6,635
Goodwill and intangible amortization .............        1,123         2,074         6,705
Restructuring charge .............................         --            --          12,377
Impairment of long-lived assets ..................         --            --           4,437
Acquired in-process research and development .....         --           8,200         3,410
Acquisition costs ................................         --             145         2,168
Charge associated with treasury stock purchase ...         --            --           8,778
                                                      ---------     ---------     ---------

         Income (loss) from operations ...........       16,908        28,823       (10,110)
                                                      ---------     ---------     ---------
Other income (expense):
   Interest expense ..............................         (175)         (234)         (108)
   Other income ..................................        1,893         4,561         5,264
                                                      ---------     ---------     ---------

         Total other income ......................        1,718         4,327         5,156
                                                      ---------     ---------     ---------

Income (loss) before provision for income taxes ..       18,626        33,150        (4,954)
Provision for income taxes .......................        6,157        13,270         6,885
                                                      ---------     ---------     ---------

         Net income (loss) .......................    $  12,469     $  19,880     $ (11,839)
                                                      =========     =========     =========

Basic earnings (loss) per share ..................    $    0.50     $    0.69     $   (0.34)
                                                      =========     =========     =========

Diluted earnings (loss) per share ................    $    0.40     $    0.57     $   (0.34)
                                                      =========     =========     =========

Shares outstanding:
   Basic .........................................       24,848        28,752        34,786
                                                      =========     =========     =========

   Diluted .......................................       31,238        35,064        34,786
                                                      =========     =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                  NOTES
                                           COMPRE-                                 ADDITIONAL                   RECEIVABLE
                                           HENSIVE           COMMON STOCK           PAID-IN       RETAINED         FROM
                                           INCOME        SHARES        AMOUNT       CAPITAL       EARNINGS      SHARE SALES
                                          ---------     ---------     ---------    ----------     ---------     ---------
Balance, January 1, 1997 .............         --          22,430     $   2,243     $  37,600     $   1,316     $    --
Proceeds from public offering ........         --           2,587           259        52,289          --            --
Common stock issued in connection
   with business combinations ........         --             173            17         1,784          --            --
Acquisition of majority shareholder's
   interest in subsidiary ............         --            --            --            (552)         --            --
Employee stock purchase plan .........         --             108            11           658          --            --
Stock options exercised ..............         --           1,072           107           152          --            --
Tax benefit of stock options exercised         --            --            --           6,769          --            --
Net income ...........................    $  12,469          --            --            --          12,469          --
Foreign currency translation
   adjustment ........................         (650)         --            --            --            --            --
                                          ---------     ---------     ---------     ---------     ---------     ---------

    Comprehensive income..............    $  11,819
                                          =========

Balance, December 31, 1997 ...........         --          26,370         2,637        98,700        13,785          --

Common stock issued in connection
   with business combinations ........         --           1,184           118        18,933           (69)         --
Employee stock purchase plan .........         --              31             3           602          --            --
Stock options exercised ..............         --           2,807           281           676          --            --
Tax benefit of stock options exercised         --            --            --          20,889          --            --
Dividends paid (Atechsys) ............         --            --            --            --            (163)         --
Notes receivable from stock sale .....         --            --            --            --            --            (366)
Net income ...........................    $  19,880          --            --            --          19,880          --
Foreign currency translation
   adjustment ........................         (269)         --            --            --            --            --
                                          ---------     ---------     ---------     ---------     ---------     ---------

   Comprehensive income..............     $  19,611
                                          =========

Balance, December 31, 1998 ...........                     30,392         3,039       139,800        33,433          (366)

Common stock issued in connection
   with business combinations ........         --           6,958           695        84,372          --            --
Employee stock purchase plan .........         --              59             6           798          --            --
Stock options exercised ..............         --           1,175           118           630          --            --
Tax benefit of stock options exercised         --            --            --           1,661          --            --
Notes receivable from stock sale .....         --            --            --            --            --            (337)
Purchase and retirement of
   common stock ......................         --          (1,457)         (145)      (13,513)         --            --
Net loss .............................    $ (11,839)         --            --            --         (11,839)         --
Foreign currency translation
   adjustment ........................       (1,219)         --            --            --            --            --
                                          ---------     ---------     ---------     ---------     ---------     ---------

   Comprehensive loss ................    $ (13,058)
                                          =========

 Balance, December 31, 1999 ..........                     37,127     $   3,713     $ 213,748     $  21,594     $    (703)
                                                        =========     =========     =========     =========     =========

                                         ACCUMULATED
                                            OTHER
                                           COMPRE-
                                           HENSIVE      TREASURY
                                             LOSS         STOCK         TOTAL
                                        ------------    ---------     ---------
Balance, January 1, 1997 .............    $    (114)    $    --       $  41,045
Proceeds from public offering ........         --            --          52,548
Common stock issued in connection
   with business combinations ........         --            --           1,801
Acquisition of majority shareholder's
   interest in subsidiary ............         --            --            (552)
Employee stock purchase plan .........         --            --             669
Stock options exercised ..............         --            --             259
Tax benefit of stock options exercised         --            --           6,769
Net income ...........................         --            --          12,469
Foreign currency translation
   adjustment ........................         (650)         --            (650)
                                          ---------     ---------     ---------

    Comprehensive income .............

Balance, December 31, 1997 ...........         (764)         --         114,358

Common stock issued in connection
   with business combinations ........          (59)         --          18,923
Employee stock purchase plan .........         --            --             605
Stock options exercised ..............         --            --             957
Tax benefit of stock options exercised         --            --          20,889
Dividends paid (Atechsys) ............         --            --            (163)
Notes receivable from stock sale .....         --            --            (366)
Net income ...........................         --            --          19,880
Foreign currency translation
   adjustment ........................         (269)                       (269)
                                          ---------     ---------     ---------

    Comprehensive income .............

Balance, December 31, 1998 ...........       (1,092)         --         174,814

Common stock issued in connection
   with business combinations ........         --            --          85,067
Employee stock purchase plan .........         --            --             804
Stock options exercised ..............         --            --             748
Tax benefit of stock options exercised         --            --           1,661
Notes receivable from stock sale .....         --            --            (337)
Purchase and retirement of
   common stock ......................         --          (1,118)      (14,776)
Net loss .............................         --            --         (11,839)
Foreign currency translation
   adjustment ........................       (1,219)                     (1,219)
                                          ---------     ---------     ---------
    Comprehensive loss ..............

 Balance, December 31, 1999 ..........    $  (2,311)    $  (1,118)    $ 234,923
                                          =========     =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                      1997         1998         1999
                                                                    --------     --------     --------
Cash flows from operating activities:
   Net income (loss) ...........................................    $ 12,469     $ 19,880     $(11,839)
   Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
      Depreciation and amortization ............................       4,305        5,452       11,994
      Deferred income taxes ....................................      (2,205)      (7,035)       3,838
      Tax benefit of stock options .............................       6,769       20,889        1,661
      Loss on disposal of equipment ............................        --           --          1,767
      Restructuring charges and impairment of long-lived assets         --           --         16,647
      Other ....................................................         128           18           13
      Changes in operating assets and liabilities,
         net of affect of acquisitions:
            Accounts receivable and unbilled work-in-process ...      (8,438)      (7,719)        (776)
            Other current assets ...............................      (2,292)       1,292          659
            Deposits and other assets ..........................        (551)      (2,789)      (3,906)
            Accounts payable and other liabilities .............         (88)       5,468       (3,708)
            Accrued compensation ...............................       7,398        8,134      (18,416)
            Income tax .........................................        (916)      (2,907)      (3,026)
            Deferred revenue ...................................       2,082       (1,232)      (1,874)
                                                                    --------     --------     --------

         Total adjustments .....................................       6,192       19,571        4,873
                                                                    --------     --------     --------

         Net cash provided by (used in) operating activities ...      18,661       39,451       (6,966)
                                                                    --------     --------     --------
Cash flows from investing activities:
   Acquisition of interest in consolidated subsidiaries,
      net of cash received .....................................      (3,315)      (8,941)     (25,109)
   Investment in marketable securities, net ....................       1,191      (26,192)      29,198
   Additions to capitalized software costs .....................      (1,258)        --         (3,839)
   Additions to property and equipment .........................      (7,012)     (13,606)     (25,622)
   Related party loans .........................................       1,608        1,478       (1,478)
                                                                    --------     --------     --------

         Net cash used in investing activities .................      (8,786)     (47,261)     (26,850)
                                                                    --------     --------     --------
Cash flows from financing activities:
   Net advances (repayments) from revolving credit line ........        (954)         443        8,840
   Proceeds from long-term debt ................................       1,181          384         --
   Payments on long-term debt ..................................        (914)      (2,616)      (3,962)
   Proceeds from issuance of common stock ......................      53,476        1,562        1,215
   Purchase of treasury shares .................................        --           --        (14,776)
   Payment of dividends ........................................        --           (163)        --
                                                                    --------     --------     --------

         Net cash provided by (used in) financing activities ...      52,789         (390)      (8,683)
                                                                    --------     --------     --------

Effect of exchange rate changes ................................        (328)           8       (1,287)
                                                                    --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...........      62,336       (8,192)     (43,786)
Cash and cash equivalents at beginning of year .................      24,663       86,999       78,807
                                                                    --------     --------     --------

Cash and cash equivalents at end of year .......................    $ 86,999     $ 78,807     $ 35,021
                                                                    ========     ========     ========



       The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF REPORTING--IMRglobal Corp. and subsidiaries ("IMRglobal" or the "Company") provide consulting and technology services to a variety of industries and customers located primarily in North America, Europe and Asia. The consolidated financial statements include the accounts of IMRglobal Corp., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        The Company's consolidated financial statements for 1998 and prior years have been restated to include the financial statements of Atechsys, S.A. This company was combined during 1999 in a transaction accounted for as a pooling of interests (Note 2).

        CASH AND CASH EQUIVALENTS--IMRglobal considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. IMRglobal maintains its investments at high quality financial institutions.

        MARKETABLE SECURITIES--All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotations.

        REVENUE RECOGNITION--Fixed-price contract revenue and revenue from the sale of software that requires significant modification is recognized using the percentage of completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Any anticipated losses upon contract completion are accrued currently. Service revenue from time-and-materials services is recognized as the services are provided.

        Unbilled work-in-progress represents revenue on contracts to be billed in subsequent periods in accordance with the terms of the contract. Deferred revenue represents amounts billed in excess of revenue earned in accordance with the terms of the contracts.

        PROPERTY AND EQUIPMENT--Property and equipment is stated at cost less accumulated depreciation. Depreciation is primarily computed using the straight-line method and is charged to income over the estimated useful lives of the respective assets.

        GOODWILL--Goodwill arising from purchase business combinations is being amortized on a straight-line basis over a 10 to 20 year period. IMRglobal periodically reviews the value of its goodwill to determine if an impairment has occurred. IMRglobal determines if the potential impairment of recorded goodwill exists by the undiscounted value of expected future operating cash flow in relation to the assets to which this goodwill applies. If impairment of recorded goodwill does exist, IMRglobal adjusts the recorded goodwill to fair market value.

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

         Amortization is included in cost of revenue and is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product. Amortization of capitalized software costs was approximately $1.9 million, $47,000 and $0 for the years ended December 31, 1997, 1998 and 1999, respectively. At December 31, 1998 and 1999 accumulated amortization for capitalized software costs was $-0-.

        INCOME TAXES--IMRglobal uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

        FOREIGN CURRENCY TRANSLATION--The financial statements of IMRglobal's foreign subsidiaries use a functional currency which is other than the U.S. dollar and are translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect on the reporting date. Income and expense items are translated at the average exchange rates in effect during the year. The resulting translation adjustments are not included in determining net income but are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are reported in other income but are not material to any period presented.

        COMPUTATION OF EARNINGS PER SHARE--Basic earnings per share is computed using the weighted average of common stock outstanding. For the year ended December 31, 1999 the effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. For 1997 and 1998 diluted earnings per share reflects the dilutive effect of stock options computed using the treasury stock method as follows (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                     1997          1998          1999
                                                                    ------        ------        ------
        Weighted average common stock outstanding ...........       24,848        28,752        34,786

        Stock option plans
           Shares under option at end of period .............       10,756        10,073
           Treasury stock which could be purchased ..........       (4,366)       (3,761)
                                                                    ------        ------

        Weighted average common stock equivalents ...........        6,390         6,312
                                                                    ------        ------

        Shares used in diluted earnings per share calculation       31,238        35,064        34,786
                                                                    ======        ======        ======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        STOCK BASED COMPENSATION--IMRglobal follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), for stock issued under its stock option plans (Note 13).

        USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for IMRglobal for 1997, 1998 and 1999 include the estimated useful life of goodwill for purchase acquisitions, estimation of valuation allowances for income taxes and estimation of costs to complete for fixed-price projects.

        COMPREHENSIVE INCOME--During 1998, IMRglobal adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised primarily of foreign currency translation adjustments. Foreign currency translation adjustments have not been tax effected because IMRglobal considers foreign earnings to be indefinitely reinvested.

        NEW ACCOUNTING PRONOUNCEMENTS--During June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for IMRglobal on January 1, 2001. This statement establishes measurement and disclosure criteria for certain derivative and hedging instruments including foreign exchange forward contracts. Management is currently assessing the future impact of SFAS No. 133 on IMRglobal's financial statements.

        RECLASSIFICATIONS--Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.  BUSINESS COMBINATIONS:

        For all business combinations accounted for as purchases pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations" (APB Opinion No. 16), IMRglobal's financial statements include the results of operations for the acquired businesses from the date of acquisition. For all material business combinations accounted for as poolings of interests pursuant to APB Opinion No. 16, IMRglobal's financial statements have been restated to include the results of operations for all periods presented.

        IMRGLOBAL LTD. ("IMRGLOBAL-INDIA")--At December 31, 1996, IMRglobal owned 98.2% of IMRglobal-India, an Indian Limited Liability Company. During 1997, 1998 and 1999, IMRglobal purchased an additional 1.7% of IMRglobal-India's outstanding common shares for approximately $1.0 million in cash in several transactions. These acquisitions are accounted for as purchases pursuant to the provisions of APB Opinion No. 16. As a result of the acquisitions noted above, IMRglobal owned 99.97% of the outstanding common shares of IMRglobal-India at December 31, 1999.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS (CONTINUED):

        LINK GROUP HOLDINGS LIMITED AND INFORMATION MANAGEMENT RESOURCES (U.K.) LIMITED ("IMRglobal-U.K.")--On February 10, 1997 (effective January 8, 1997), IMRglobal acquired 100% of the outstanding stock of Link Group Holdings Limited ("Link"), a United Kingdom Limited Liability Company. Link provided transitional software outsourcing solutions to the information technology departments of large businesses located in the U.K. Prior to the acquisition, Link was owned by a Board member of IMRglobal and his spouse.

        In exchange for Link's common stock, Link's shareholders received $2.1 million in cash and 161,343 shares (valued at $1.6 million) of IMRglobal's common stock. In addition, a $1.6 million deferred cash payment was made to Link's former shareholders during February, 1998. The Link acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

        Coincident with the above acquisition, IMRglobal also acquired 10.5% of Information Management Resources (U.K.) Limited ("IMRglobal-Ltd."), a United Kingdom Limited Liability Company, from IMRglobal's majority shareholder and his spouse for $520,000 in cash. The purchase price was determined through negotiations between IMRglobal and the shareholder and his spouse. The acquisition from IMRglobal's majority shareholder is accounted for as a reduction of equity.

        Prior to the above acquisitions, IMRglobal owned 39.5% of IMRglobal-Ltd. and Link owned 50% of IMRglobal-Ltd. After the above acquisitions IMRglobal owns 100% of both Link and IMRglobal-Ltd. The operations of Link and IMRglobal-Ltd. have been merged and the operating company was renamed IMRglobal, plc ("IMRglobal-U.K.").

        IMRGLOBAL (NORTHERN IRELAND) LIMITED--During June 1997, IMRglobal began operations in Belfast, Northern Ireland and acquired certain assets in exchange for $270,000 cash and 11,250 shares of IMRglobal's stock. The acquisition was accounted for as a purchase pursuant to the provisions of APB Opinion No. 16. During 1999, IMRglobal decided to close this facility as part of a restructuring plan (Note 16).

        LYON CONSULTANTS, S.A.--During May, 1998, IMRglobal acquired 100% of the outstanding stock of Lyon Consultants, S.A. ("Lyon"), a privately held software engineering company headquartered in Paris, France. Lyon specializes in rapid software application development utilizing reusable business and technical software objects, and information technology consulting. In exchange for Lyon's common stock, Lyon's shareholders received $16.7 million in cash and 531,353 shares (valued at $13.0 million) of IMRglobal's unregistered common stock. Of the above purchase price, $700,000 of cash and 32,000 shares of IMRglobal's common stock were remitted one year after the acquisition date. In addition, IMRglobal may have to make an additional payment to the former stockholders of Lyon (Note 19) under a contingency provision based upon future market price of IMRglobal's common stock. Any additional consideration ultimately payable under this provision will be accounted for at fair value when the contingency is resolved (as an adjustment to the value of the shares originally issued to Lyon's shareholders). These amounts are included in the determination of the purchase price. The Lyon acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS (CONTINUED):

        IMRglobal allocated the purchase price of Lyon based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price were identified as intangible assets in independent appraisals, using proven valuation procedures and techniques. These intangible assets include approximately $8.2 million for acquired in-process research and development ("IPRD") for projects that did not have future alternative uses and $2.7 million for developed technology. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the acquired in-process research and development projects that give explicit consideration to the SEC Staff's views on in-process research and development as set forth in the September 15, 1998 letter to the American Institute of Certified Public Accountants. At the date of the acquisition the development of the IPRD projects had not yet reached technological feasibility and the IPRD in progress had no alternative future use. Accordingly, these costs were expensed as of the acquisition date. The acquired developed technology is being amortized over a 5-year period.

        Concurrent with the acquisition of Lyon, IMRglobal entered into a noncancellable 3 year licensing agreement with a seven year renewal option, with Wyde S.A. ("Wyde"), an unrelated French company. Wyde provides the base technology upon which the Lyon components have been developed. The licensing agreement provides for the transfer of Wyde's computer code and technology to IMRglobal if Wyde should terminate its business. The amount of the licensing fees is dependent on the value of company work sold and the countries where the technology is utilized. Future minimum licensing fees payable to Wyde are $400,000 in 2000.

        RHO TRANSFORMATIONAL TECHNOLOGIES PTY LIMITED--During June, 1998, IMRglobal acquired 100% of the outstanding shares of RHO Transformational Technologies Pty Limited ("RHO"), a privately held software services and engineering company headquartered in Sydney, Australia. RHO specializes in software application conversion and maintenance services, utilizing proprietary tools and provides these services to large global companies with Australian and Asia Pacific operations. In exchange for RHO's common stock, RHO stockholders received 285,000 shares of IMRglobal's common stock. The RHO acquisition is being accounted for as a pooling of interests in accordance with the provisions of APB Opinion No. 16. Costs of approximately $145,000 related to the acquisition have been charged to acquisition costs and are included in the statement of operations.

        The financial statements for 1997 have not been restated for the RHO acquisition due to the immateriality of this transaction. The impact was a reduction to the 1998 opening retained earnings and comprehensive income of $69,000 and $59,000, respectively. These amounts are included in common stock issued in connection with business combinations.

        VISUAL SYSTEMS DEVELOPMENT CORPORATION--On October 2, 1998, IMRglobal acquired 100% of the outstanding shares of Visual Systems Development Corporation ("Visual"). In exchange for Visual's common stock, Visual's shareholders received $5.5 million in cash and 400,000 shares (valued at approximately $7 million) of IMRglobal's common stock. In addition, during January 2000, approximately $2.5 million of

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS (CONTINUED):

IMRglobal's unregistered common stock was issued to the Visual shareholders based on the accomplishment of specified 1999 business and financial objectives. The contingent payment resulted in an increase in the purchase price and the resulting goodwill. The Visual acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

        ATECHSYS S.A. ("ATECHSYS") - On January 8, 1999, IMRglobal acquired 100% of the outstanding stock of Atechsys S.A., a privately held information technology company based in Paris, France, specializing in business and technology consulting specific to capital markets businesses. In exchange for Atechsys' common stock, Atechsys' shareholders received 718,859 shares of IMRglobal common stock. The Atechsys acquisition is accounted for as a pooling of interests combination pursuant to the provisions of APB Opinion No. 16. Financial statements for all periods have been restated to give effect to the business combination. Costs of approximately $2.2 million related to the acquisition have been charged to acquisition costs and included in the statement of operations for the year ended December 31, 1999.

        The Atechsys transaction has been accounted for as a pooling of interests and accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Atechsys. Results of operations for the periods prior to the merger with Atechsys are summarized below (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1997          1998
                                                        ---------     ---------
            Revenue:
              IMRglobal ..............................  $  83,550     $ 158,252
              Adjustment for pooling of interests ....      6,095        12,066
                                                        ---------     ---------

                     Combined ........................  $  89,645     $ 170,318
                                                        =========     =========

            Net income:
              IMRglobal ..............................  $  11,895     $  18,909
              Adjustment for pooling of interests ....        574           971
                                                        ---------     ---------

                     Combined ........................  $  12,469     $  19,880
                                                        =========     =========

            Other changes in shareholders' equity:
              IMRglobal ..............................  $  60,956     $  40,616
              Adjustment for pooling of interests ....       (112)          (40)
                                                        ---------     ---------

                     Combined ........................  $  60,844     $  40,576
                                                        =========     =========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS (CONTINUED):

        ECWERKS, INC. ("ECWERKS") -- On January 15, 1999, IMRglobal acquired 100% of the outstanding stock of ECWerks, Inc., a privately held electronic commerce business ("e-business") and technology consulting company based in Tampa, Florida. In exchange for ECWerks' common stock, ECWerks' shareholders received 163,054 shares (valued at $3.6 million) of IMRglobal's unregistered common stock. In addition, a contingent payment of up to approximately $9.0 million of common stock and cash is payable during April 2000 based on the achievement of certain specified financial goals during 1999. Any contingent payment would result in an increase in the purchase price and the resulting goodwill. The ECWerks acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

        FUSION SYSTEM JAPAN CO., LTD. ("FUSION")--On March 26, 1999, IMRglobal acquired 100% of the outstanding stock of Fusion System Japan Co., Ltd., a privately held business and technology consulting company based in Tokyo, Japan. Fusion focused on the capital markets businesses in Japan and Asia-Pacific. Fusion also had a subsidiary in Boston that provides IT services to clients in the financial and commercial services industries. In exchange for Fusion's common stock, Fusion's shareholders received 3,735,536 shares (valued at approximately $39.3 million) of IMRglobal common stock. The Fusion acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No.16. On October 25, 1999, IMRglobal reacquired approximately 1.5 million shares of common stock issued to the Fusion stockholders in exchange for $22.4 million. This transaction was accounted for as a treasury stock purchase where the repurchased shares of treasury stock were immediately retired. The excess of the $22.4 million paid to the Fusion stockholders over the fair market value of the common stock reacquired by IMRglobal on October 25, 1999 was included in the statement of operations for the year ended December 31, 1999 as an $8.8 million charge associated with treasury stock purchase.

         The Company allocated the purchase price of Fusion based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price were identified as intangible assets in independent appraisals, using proven valuation procedures and techniques. These intangible assets include approximately $3.4 million for acquired in-process research and development ("IPRD") for projects that did not have future alternative uses and $3.3 million for developed technology. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the acquired in-process research and development projects that give explicit consideration to the SEC Staff's views on in-process research and development set forth in the September 15, 1998 letter to the American Institute of Certified Public Accountants. At the date of the acquisition the development of IPRD projects had not yet reached technological feasibility and the IPRD in progress had no alternative future use. Accordingly, these costs were expensed as of the acquisition date. The acquired developed technology is being amortized over a 5-year period.

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS (CONTINUED):

         ORION CONSULTING, INC. ("ORION")--On June 15, 1999, IMRglobal acquired 100% of the outstanding stock of Orion Consulting, Inc., headquartered in Cleveland, Ohio. Orion was a privately held management consulting firm primarily serving the Health Care industry. In exchange for Orion's common stock, Orion's shareholders received 3,028,414 shares of IMRglobal's common stock (valued at approximately $41.4 million). The Orion acquisition has been accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

         NEVERDAHL-LOFT & ASSOCIATES, INC. ("NEVERDAHL")-- On December 7, 1999, IMRglobal acquired 100% of the outstanding stock of Neverdahl, a privately held full-service information technology consulting firm focused on the life insurance industry headquartered in Lincoln, Nebraska. In exchange for Neverdahl's common stock, Neverdahl's shareholders received approximately $10.0 million in cash. In addition, $2.5 million in cash is payable to the Neverdahl shareholders if certain financial objectives are attained for the six months ending June 30, 2000. Any contingent payment will result in an increase in the purchase price and the resulting goodwill. The Neverdahl acquisition is being accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

         During 1999, IMRglobal completed several acquisitions using the purchase method of accounting (Note 2). The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the above acquisitions had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                                         DECEMBER 31,
                                                                 ---------------------------
                                                                     1998            1999
                                                                 -----------      -----------
             As reported:
                Revenue ...................................      $   170,318      $   222,028
                Net income (loss) .........................      $    19,880      $   (11,839)
                Basic earnings (loss) per share ...........      $      0.69      $     (0.34)
                Diluted earnings (loss) per share .........      $      0.57      $     (0.34)

             Pro forma (unaudited):
                Revenue ...................................      $   265,405      $   253,161
                Pro forma net income (loss) ...............      $    21,734      $   (12,180)
                Pro forma basic earnings (loss)
                  per share ...............................      $      0.63      $     (0.33)
                Pro forma diluted earnings (loss)
                  per share ...............................      $      0.53      $     (0.33)


         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1998 or 1999 or of future operations of the combined companies under the ownership and management of IMRglobal.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MARKETABLE SECURITIES:

        IMRglobal currently invests only in high quality, short-term investments which it classifies as available-for-sale. As such there were no significant differences between amortized cost and estimated fair value at December 31, 1998 and 1999. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal for the years ended December 31, 1997, 1998 and 1999.

        The following tables present the estimated fair value of marketable securities by category (in thousands):

                                                           DECEMBER 31,
                                                       --------------------
                                                         1998         1999
                                                       -------      -------
             Bankers' acceptance ....................  $10,157      $    --
             Commercial paper .......................   21,452        2,411
                                                       -------      -------

                                                       $31,609      $ 2,411
                                                       =======      =======

             Due in one year or less ................  $ 8,609      $ 2,411
             Due in one to three years ..............   23,000           --
                                                       -------      -------

                                                       $31,609      $ 2,411
                                                       =======      =======

4.  ACCOUNTS RECEIVABLE (IN THOUSANDS):

                                                           DECEMBER 31,
                                                       --------------------
                                                         1998         1999
                                                       -------      -------
             Accounts receivable, trade .............  $24,545      $45,300
             Unbilled accounts receivable-
                Time-and-materials contracts ........    4,281        3,055
             Allowance for doubtful accounts ........     (288)      (2,324)
                                                       -------      -------

                                                       $28,538      $46,031
                                                       =======      =======

        Allowance for doubtful accounts:

                                                           DECEMBER 31,
                                                       --------------------
                                                         1998         1999
                                                       -------      -------
             Beginning balance ......................  $    --      $  (288)
             Purchase acquisitions ..................       --       (2,062)
             Charged to costs & expense .............     (288)        (321)
             Deductions .............................       --          347
                                                       -------      -------

             Ending balance .........................  $  (288)     $(2,324)
                                                       =======      =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. COSTS AND ESTIMATED EARNINGS ON COMPLETED AND UNCOMPLETED CONTRACTS (IN THOUSANDS):

                                                           DECEMBER 31,
                                                       --------------------
                                                         1998         1999
                                                       -------      --------
             Costs incurred on completed
                and uncompleted contracts ..........  $ 31,965      $ 53,915
             Estimated earnings ....................    28,514        42,897
                                                      --------      --------

                                                        60,479        96,812

             Less billings to date .................   (58,780)      (92,342)
                                                      --------      --------

                                                      $  1,699      $  4,470
                                                      ========      ========

         The following is included in the accompanying balance sheets:


             Unbilled work in process ..............  $  5,145      $  7,756
             Deferred revenue ......................    (3,446)       (3,286)
                                                      --------      --------

                                                      $  1,699      $  4,470
                                                      ========      ========

6.   PROPERTY AND EQUIPMENT (IN THOUSANDS):

                                                ESTIMATED        DECEMBER 31,
                                               USEFUL LIFE   -------------------
                                                 (YEARS)       1998       1999
                                               -----------   --------   --------
             Land ..........................         --     $  1,355   $  2,596
             Buildings and improvements ....      10-40        3,596     15,001
             Computer equipment ............       3-6         7,353     10,205
             Computer software .............       3-10        5,141      2,514
             Office furniture and equipment        3-12        4,774      7,553
             Vehicles ......................       3-20        2,088        461
             Construction in progress ......                   4,224      8,114
                                                            --------   --------

                                                              28,531     46,444
             Less accumulated depreciation
                and amortization ..........                   (7,115)    (9,471)
                                                            --------   --------

                                                            $ 21,416   $ 36,973
                                                            ========   ========

         Depreciation of property and equipment was approximately $1.2 million, $3.3 million and $5.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INTANGIBLE ASSETS (IN THOUSANDS):

                                                ESTIMATED        DECEMBER 31,
                                               USEFUL LIFE   -------------------
                                                 (YEARS)       1998       1999
                                               -----------   --------   --------
         Goodwill...........................      10-20      $37,863    $145,804
         Acquired technology................          5        2,400       6,000
                                                             -------    --------

                                                              40,263     151,804
         Less accumulated amortization......                  (3,434)    (8,609)
                                                             -------    --------

                                                             $36,829    $143,195
                                                             =======    ========

8.  OTHER CURRENT LIABILITIES (IN THOUSANDS):

                                                                 DECEMBER 31,
                                                            --------------------
                                                              1998         1999
                                                            -------      -------
             Accrued costs on Year 2000 contracts .....      $ 5,116     $   450
             Restructuring charges ....................           --       7,082
             Payroll taxes and value added taxes ......        3,937       8,351
             Income taxes .............................        3,524       3,152
             Deferred income taxes ....................          464         483
             Deferred payments-acquisitions ...........        1,478          --
             Employee savings plans ...................          724       1,373
             Current portion of long-term debt ........          107         633
             Other ....................................        3,327       4,316
                                                             -------     -------

                                                             $18,677     $25,840
                                                             =======     =======

         During 1998, IMRglobal accrued $5.1 million related to completed Year 2000 projects. IMRglobal is liable to remediate selected issues which arise in completed projects. In 1998 management had committed to clients that personnel would be available to remediate Year 2000 issues, if any, that arose in late 1999 and early 2000. To accomplish this goal, IMRglobal had committed specific personnel to work on completed Year

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  OTHER CURRENT LIABILITIES (IN THOUSANDS)(CONTINUED) :

2000 projects. IMRglobal had accrued the amount of costs it committed to incur based on the complexity of the Year 2000 projects completed and experience level of personnel required. Changes in accrued costs of Year 2000 contracts are summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1998         1999
                                                          -------      -------
             Beginning balance ......................     $    --      $ 5,116
             Charged to costs and expenses ..........       5,116           --
             Payment of accrued costs ...............          --       (4,066)
             Change in estimate .....................          --         (600)
                                                          -------      -------

             Ending balance .........................     $ 5,116      $   450
                                                          =======      =======

9.  RELATED PARTIES:

         IMRglobal has granted a credit facility to IMRglobal's Chief Executive Officer ("CEO") in accordance with his employment agreement. This facility is a revolving credit arrangement for up to $5.0 million with interest at prime plus 1% (currently 9.3%) and is repayable at the earlier of May, 2004 or 180 days after the CEO terminates employment with IMRglobal. At December 31, 1999 the amount drawn on this facility was $-0-. During the first quarter of 2000, IMRglobal's CEO has drawn approximately $4.9 million on this facility.

         During October 1999, an additional $15.0 million in cash was advanced to IMRglobal's CEO in a separate note agreement collateralized by the personal assets of IMRglobal's CEO. Interest was charged at prime plus 1% . This additional advance was repaid in full with interest on November 12, 1999.

         Interest income earned by IMRglobal on the above loans for the year ended December 31, 1999 was $223,000.

         During 1998 and 1999, IMRglobal advanced $703,000 to three officers. These officers utilized the proceeds to acquire common stock of IMRglobal. These loans are secured by the IMRglobal common stock investment, and are repayable in 2003 or upon the officer's termination of employment with IMRglobal. These loans bear interest at 9.5% which is added to the principal portion of the note. At December 31, 1999, the loan receivable balance was $769,000, including $66,000 of accrued interest.

         Cash flows from financing activities included payments on notes payable-shareholders of approximately $814,000 for the year ended December 31, 1997.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  CREDIT FACILITIES:

    REVOLVING CREDIT FACILITIES

         During December 1999 and as subsequently amended IMRglobal entered into a $30 million revolving credit facility expiring in February 2003. This credit facility bears interest at LIBOR plus 0.6% (currently 6.2%) and is collateralized by virtually all of the assets of IMRglobal. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios of IMRglobal. This credit facility, as amended, contains covenants requiring IMRglobal to achieve specific levels of earnings and to maintain specific balance sheet ratios. At December 31, 1999, IMRglobal was in compliance with these loan covenants. At December 31, 1999, the amount outstanding on this credit facility was $9.2 million.

         Certain subsidiaries of IMRglobal maintain additional revolving credit line arrangements. Interest rates are based on the lending institution's prime rate (ranging from 8.5% to 10.0% at December 31, 1999). At December 31, 1998 and 1999, the amount outstanding on these credit facilities was $443,000 and $1.1 million, respectively. The maximum amount available under these facilities at December 31, 1999 was approximately $3.3 million. The respective subsidiaries accounts receivable and certain property and equipment collateralize these facilities.

         The weighted average interest rate of the above credit facilities as of December 31, 1999 was 6.4%.

    LONG-TERM DEBT (IN THOUSANDS):

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1998        1999
                                                                           ------      ------
             France:
                Loans from French government agencies
                at 0% interest payable in annual installments
                commencing March 1999 through March 2002;
                collateralized by property and equipment ............      $  778      $  553

             Japan:
                Loans from financial institutions at various interest
                rates payable in monthly installments through
                September 2002 collateralized by property
                and equipment .......................................          --       1,065
                                                                           ------      ------
                                                                              778       1,618
             Less current portion ...................................         107         633
                                                                           ------      ------

             Long-term debt, net of current portion .................      $  671      $  985
                                                                           ======      ======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CREDIT FACILITIES (CONTINUED):

         Maturities of long-term debt at December 31, 1999 are as follows (in thousands):

         2001..............................................................    $    616
         2002..............................................................         369
                                                                               --------

                                                                               $    985
                                                                               ========

11.  INCOME TAXES:

         The provision (benefit) for income taxes is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1997           1998           1999
                                                                --------       --------       --------
         Current:
            Federal ......................................      $  6,378       $ 16,073       $  1,193
            State (net of federal tax benefit) ...........           911          1,379            142
            Foreign ......................................         1,073          2,853          1,712
                                                                --------       --------       --------

               Total current provision for income taxes ..         8,362         20,305          3,047

         Deferred:
            Federal ......................................        (1,920)        (5,445)         4,145
            State (net of federal tax benefit) ...........          (275)          (467)           502
            Foreign ......................................           (10)        (1,123)          (809)
                                                                --------       --------       --------
               Total deferred provision (benefit)
                  for income taxes .......................        (2,205)        (7,035)         3,838
                                                                --------       --------       --------

               Total provision for income taxes ..........      $  6,157       $ 13,270       $  6,885
                                                                ========       ========       ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (CONTINUED):

         The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1998           1999
                                                           --------       --------
          Deferred tax assets:
             Allowance for doubtful accounts ........      $     98       $    794
             Intangibles ............................            --          1,964
             Accrued compensation ...................         5,087          5,320
             Accrued costs on Year 2000 contracts ...         2,102            175
             Property, equipment and accrued expenses
                associated with restructuring charge             --          3,248
             Research and development tax credit ....         1,759             --
             Net operating loss .....................         5,375         15,446
             Other ..................................           361            595
                                                           --------       --------

                Total deferred tax assets ...........        14,782         27,542

          Deferred tax liabilities:
             Cash to accrual conversion .............          (238)        (3,530)
             Intangibles ............................          (750)        (4,333)
             Foreign ................................          (460)            --
             Other ..................................          (247)          (554)
                                                           --------       --------

                   Total deferred tax liabilities ...        (1,695)        (8,417)
                                                           --------       --------
          Net deferred tax asset before
             valuation allowance ....................        13,087         19,125
          Valuation allowance .......................          (450)        (8,287)
                                                           --------       --------
          Deferred tax asset
             net of valuation allowance .............      $ 12,637       $ 10,838
                                                           ========       ========


         The balance sheet classification of the net deferred tax asset is summarized as follows (in thousands):

                                                             1998           1999
                                                           --------       --------
         Deferred tax asset -  current ..............      $ 14,141       $ 10,606
         Deferred tax asset - noncurrent.............            --          2,309
         Deferred tax liability - current............          (464)          (483)
         Deferred tax liability - noncurrent ........        (1,040)        (1,594)
                                                           --------       --------

                                                           $ 12,637       $ 10,838
                                                           ========       ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (CONTINUED):

         As reflected above IMRglobal has recorded a valuation allowance of $450,000 and $8.3 million, respectively, against the deferred tax asset which is summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1998        1999
                                                               ------      ------
          United States:
             Net operating loss attributable to
                stock option exercises (allocated to
                shareholders' equity) ...................      $   --      $5,000
          Foreign:
             Net operating loss for UK subsidiaries               450       1,905
             Accrued compensation costs for
                Japan subsidiary ........................          --       1,382
                                                               ------      ------

                                                               $  450      $8,287
                                                               ======      ======

         As of December 31, 1999, IMRglobal had approximately $37.9 million of U.S. net operating loss carryforwards for regular income tax purposes which will expire between 2013 and 2015. The net operating loss primarily resulted from the deductible expense recognized for income tax purposes upon stock option exercises.

         During the years ended December 31, 1997, 1998 and 1999, various non-statutory stock options were exercised resulting in tax benefits (net of any valuation allowance) of approximately $6.8 million, $20.9 million and $1.7 million, respectively, which were directly credited to shareholders' equity.

         Under the Indian Income Tax Act of 1961 (the "Act"), a substantial portion of IMRglobal-India's income is exempt from Indian Income Tax as profits attributable to export operations or a tax holiday expiring in 2007. Under the Act, there are certain alternative minimum tax provisions which impose tax on net profits at a rate of 10.5%. Management has determined that these provisions are not currently applicable due to the tax holiday. Accordingly, the effective tax rate imposed on IMRglobal-India's income is substantially less than the current statutory rate of 35%.

         Undistributed earnings of IMRglobal's foreign subsidiaries amounted to approximately $38 million at December 31, 1999. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. Determination of the amount of unrecognized deferred United States income tax liability or foreign tax withholding is not practicable because of the complexities associated with its hypothetical calculation.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (CONTINUED):

         The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% in 1997 and 1998 and 35% in 1999 to the income before income taxes (in thousands).

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1997           1998           1999
                                                                 --------       --------       --------
          Statutory tax provision .........................      $  6,536       $ 11,604       $ (1,734)
          State taxes, net of federal benefit .............           737            897            584
          Foreign and U.S. tax effects
             attributable to foreign operations ...........        (2,034)          (273)          (515)
          Acquisition costs and compensation expense
             associated with treasury stock repurchase ....            --             --          3,920
          Intangible asset amortization and impairment ....           427            788          3,233
          Increase in valuation allowance .................           315            135          1,377
          Other net .......................................           176            119             20
                                                                 --------       --------       --------

                Total provision for income taxes ..........      $  6,157       $ 13,270       $  6,885
                                                                 ========       ========       ========


12.  LEASES:

         IMRglobal leases office facilities and certain residential premises for employees under noncancellable operating lease agreements. Rental expense under these leases was approximately $1.2 million, $2.3 million, and $4.2 million in 1997, 1998 and 1999, respectively. Future minimum lease payments as of December 31, 1999 for leases with noncancellable terms in excess of one year are approximately as follows (in thousands):

               2000.......................................................      $  4,146
               2001.......................................................         3,701
               2002.......................................................         3,213
               2003.......................................................         1,984
               2004.......................................................         1,691
               Thereafter.................................................         5,034
                                                                                --------

                        Total minimum payments............................      $ 19,769
                                                                                ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS:

         On June 17, 1997 and March 9, 1998, IMRglobal declared 3-for-2 stock splits in the form of stock dividends payable on July 10, 1997 and April 3, 1998, respectively, to shareholders of record on June 26, 1997 and March 20, 1998, respectively. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted.

         During July 1997, IMRglobal completed a public offering and received $52.5 million in cash (net of offering expenses of $600,000) in exchange for the issuance of 2,587,500 shares of common stock.

         On May 29, 1998, the shareholders approved an amendment of IMRglobal's Amended and Restated Articles of Incorporation to increase the number of shares of IMRglobal's Common Stock authorized for issuance from 40,000,000 to 100,000,000 shares.

         EMPLOYEE STOCK OPTION PLAN--IMRglobal has granted certain employees non-qualified stock options with vesting periods of up to five years. On May 29, 1998, the shareholders approved an increase in the number of shares of Common Stock available for grant under this plan from 12.3 million to 16.0 million. These options give the employees the right to purchase common stock at an exercise price at least equal to the fair market value of the stock at the date of the option's grant. All options granted expire 7 to 10 years from their grant date.

         NONEMPLOYEE DIRECTORS STOCK OPTION PLAN--During September 1996, IMRglobal established the Nonemployee Directors Stock Option Plan, whereby nonemployee directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 337,500. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each nonemployee director is granted an option of 22,500 shares for each two year period they serve on the Board. The options expire 10 years from the grant date. Beginning with the grant date, these options vest 50% at the end of the first year and 100% at the end of the second year. As of December 31, 1999, 225,000 options are available for future grants and 90,000 options are outstanding, of which 67,500 are exercisable.

         During August, 1999, the Board of Directors authorized the creation of a second Stock Option Plan. This plan was primarily created to provide non-qualified stock options to employees of newly acquired companies. This plan excludes executive officers and directors of IMRglobal. The number of shares of common stock authorized for issuance under this plan is 2,000,000 shares.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         STOCK OPTION DISCLOSURES--IMRglobal applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in connection with the issuance of these options. Had compensation cost for IMRglobal's stock option plan been determined based on the fair value at the grant dates for the awards under the plan consistent with the method of SFAS Statement No. 123, IMRglobal's net income and earnings per share for the year ended December 31, 1997, 1998 and 1999 would have been reduced to the adjusted amounts indicated below:

                                                         1997         1998         1999
                                                       --------     --------     ---------
          Net income (loss) (in thousands):

             As reported ...........................   $ 12,469     $ 19,880     $ (11,839)

             As adjusted ...........................   $ 11,142     $ 14,152     $ (20,889)

          Diluted earnings (loss) per share:

             As reported ...........................   $   0.40     $   0.57     $   (0.34)

             As adjusted ...........................   $   0.36     $   0.40     $   (0.60)


         The pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

         The estimated per share fair value of options granted during 1997, 1998 and 1999 was $12.46, $17.12 and $10.56, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997, 1998 and 1999, respectively: no dividend yield for each year presented; risk-free interest rates of 6.0%, 5.3% and 5.7%; expected lives of the options prior to exercise of 6.5, 5.5 and 5.5 years. For options granted prior to IMRglobal's initial public offering in November, 1996, volatility of the stock price was omitted from the pricing model as permitted by SFAS No. 123. For 1997, 1998 and 1999 option grants, a volatility measure of 85%, 92% and 88%, respectively, was employed.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         A summary of the status of IMRglobal's stock option plan as of December 31, 1997, 1998 and 1999, and changes during the years ending on those dates is presented below:

                                      1997                          1998                          1999
                          ----------------------------  ----------------------------  ----------------------------
                                      WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                          EXERCISE                      EXERCISE                      EXERCISE
   FIXED OPTIONS            SHARES          PRICE         SHARES          PRICE          SHARES         PRICE
-------------------       ----------  ----------------  ----------  ----------------  ----------  ----------------
Outstanding at
  beginning of year       11,632,642      $   0.43      12,544,793      $   2.96      10,807,388      $   6.01

Granted                    2,015,400      $  16.12       1,279,450      $  25.28       2,564,510      $  14.23

Exercised                 (1,071,736)     $   0.25      (2,807,291)     $   0.34      (1,174,733)     $   0.93

Cancelled                    (31,513)     $   2.25        (209,564)     $  16.80        (385,072)     $  16.30
                          ----------                    ----------                    ----------

Outstanding at
  end of year             12,544,793      $   2.96      10,807,388      $   6.01      11,812,093      $   7.97
                          ==========                    ==========                    ==========

Options exercisable
  at year-end              9,541,970                     7,375,447                     7,013,117
                          ==========                    ==========                    ==========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         The following table summarizes certain information about stock options at December 31, 1999:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ----------------------------------------------       ------------------------------
                                           WEIGHTED-
                                            AVERAGE
       RANGE OF               NUMBER       REMAINING      WEIGHTED-AVERAGE        NUMBER       WEIGHTED-AVERAGE
    EXERCISE PRICES        OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
    ---------------        -----------  ----------------   --------------       -----------     --------------
    $ 0.04 - $ 0.04           101,250         6.3             $ 0.04                78,750          $ 0.04
    $ 0.22 - $ 0.22         5,884,737         6.5             $ 0.22             5,740,737          $ 0.22
    $ 2.25 - $ 2.25           334,474         6.5             $ 2.25               120,130          $ 2.25
    $ 4.44 - $ 6.22           378,000         6.9             $ 5.88               339,750          $ 5.98
    $ 7.19 - $10.69         1,426,325         9.7             $ 9.97                41,500          $ 8.06
    $12.38 - $18.42         2,408,057         8.4             $16.94               525,000          $17.26
    $18.75 - $24.19           727,750         8.4             $23.27                67,800          $23.01
    $28.75 - $37.17           551,500         8.6             $32.31                99,450          $34.55
                           ----------         ---             ------             ---------          ------
     $0.04 - $37.17        11,812,093         7.5             $ 7.96             7,013,117          $ 2.56
                           ==========                                            =========

        As of December 31, 1999, options to purchase 1,404,820 shares of Common Stock were available for future grants.

         EMPLOYEE STOCK PURCHASE PLAN--IMRglobal's Employee Stock Purchase Plan (the "Stock Purchase Plan") became effective on October 1, 1996. A total of 450,000 shares of IMRglobal's Common Stock have been reserved for issuance under the Stock Purchase Plan. An employee electing to participate in the Stock Purchase Plan must authorize a stated dollar amount or percentage of the employee's regular pay to be deducted by IMRglobal from the employee's pay for the purpose of purchasing shares of Common Stock on a quarterly basis. The price at which employees may purchase Common Stock is 85% of the closing price of the Common Stock on the Nasdaq National Market on the first day of the quarter or the last day of the quarter, whichever is lower.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SHAREHOLDERS' EQUITY, STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED):

         IMRGLOBAL-INDIA STOCK OPTION PLAN--IMRglobal-India had a separate Employee Share Option Policy which provided for grants of options to employees to purchase common shares of IMRglobal-India. Under the policy, options granted to an employee vest upon completion of five years of continuous employment with IMRglobal-India or its affiliates. Vested options are valid for exercise during the employees' employment with IMRglobal-India or its affiliates and for a period of six months thereafter. Options that are not exercised within six months of cessation of employment expire. This plan was terminated during 1998.

         A summary of the status of IMRglobal-India's stock option plan is as follows:

                                                            WEIGHTED
                                                             AVERAGE
                                              SHARES     EXERCISE PRICE
                                              ------     --------------

        Balance, December 31, 1997 ....       20,000         $ 4.66

        Exercised .....................       (8,220)        $ 0.23
        Canceled ......................       (9,325)        $ 0.23
                                              ------

        Balance, December 31, 1998 ....        2,455         $ 7.38

        Exercised .....................         (800)        $ 0.23
        Canceled ......................         (880)        $22.82
                                              ------

        Balance, December 31, 1999 ....          775         $ 0.23
                                              ======

         At December 31, 1998 and 1999 there were no exercisable options.

14.  EMPLOYEE BENEFIT PLANS:

         Defined contribution plans cover employees in the United States and certain other countries, including Australia, France and India. Employees may contribute to these plans and IMRglobal matches these contributions in varying amounts. Defined contribution pension expense for the years ended December 31, 1997, 1998 and 1999 was $327,000, $1.3 million and $2.5 million, respectively.

         During 1998, IMRglobal established a deferred compensation plan which allows certain U.S. employees to defer portions of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of IMRglobal as they are available to the general creditors of IMRglobal in the event of IMRglobal's insolvency. The value of the assets at December 31, 1998 and 1999 was $2.8 million and $6.4 million, respectively, and is included in other assets. The related liability at December 31, 1998 and 1999 was $1.8 million and $2.8 million, respectively, and is included in accrued compensation. The assets are invested in variable life insurance products. At December 31, 1999 book value approximated fair value.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  CONCENTRATIONS OF CREDIT RISK:

         Financial instruments which potentially subject IMRglobal to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. IMRglobal maintains its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. IMRglobal places its cash equivalents and marketable securities in investment grade short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

         Concentrations of credit risk with respect to accounts receivable is limited due to the dispersion of IMRglobal's customer base across different industries and geographies. IMRglobal's two largest customers accounted for approximately 16%, 15% and 11% of revenue in 1997, 1998 and 1999, respectively, and 4% and 5.5% of accounts receivable as of December 31, 1998 and 1999, respectively. No other customer accounted for 10% of revenue or accounts receivable for the above periods.

16.  RESTRUCTURING CHARGE:

         In the fourth quarter of 1999, IMRglobal implemented a restructuring plan to redeploy resources to exploit its expanding e-business service offering and better align its organization with its corporate strategy. The restructuring plan included the closure of two UK offices, the write-down of specific mainframe software and hardware and the reduction of its global workforce. The restructuring charge is summarized as follows (in thousands):

                                                                   CASH         ACCRUED
                                                               PAID THROUGH      CHARGE
                                 RESTRUCTURING    WRITE-DOWN   DECEMBER 31,   DECEMBER 31,
                                    CHARGE        OF ASSETS        1999           1999
                                 -------------    --------       --------       --------
Closure of U.K. facilities:
   Severance payments
      (80 employees) ........      $    664       $     --       $     --       $    664
   Long-term commitments ....         4,626             --           (124)         4,502
   Goodwill .................           348           (348)            --             --
   Property and equipment ...         1,089         (1,089)            --             --
Other severance payments
   (70 employees) ...........         1,809             --            (43)         1,766
Property and equipment ......         3,691         (3,691)            --             --
Other restructuring costs ...           150             --             --            150
                                   --------       --------       --------       --------

                                   $ 12,377       $ (5,128)      $   (167)      $  7,082
                                   ========       ========       ========       ========

         Long-term commitments relating to real estate leases are expected to be paid over the life of the underlying lease agreements which expire through 2013. The remaining accrued charge is expected to be paid by December 31, 2000.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  IMPAIRMENT OF LONG-LIVED ASSETS:

         IMRglobal measures the potential impairment of recorded goodwill and significant property and equipment on an annual basis. During 1999, IMRglobal determined that certain assets were impaired and recognized impairment charges as follows (in thousands):

                                                         AMOUNT OF                   METHOD USED TO DETERMINE
                    ASSETS IMPAIRED                     IMPAIRMENT                      FAIR MARKET VALUE
       ---------------------------------------          ----------         ----------------------------------------
       - Goodwill related to U.K. subsidiaries          $    3,783         Discounted cash flow

       - Real estate in New Delhi, India                       279         Independent appraisal

       - Other property and equipment                          375         Value offered by independent third party
                                                        ----------

                                                        $    4,437
                                                        ==========


         After recording the above impairment, the carrying value of our idle facility held for future use was $1.2 million.

18.  OTHER INCOME (IN THOUSANDS):

                                           YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                       1997          1998          1999
                                     -------       -------       -------
         Investment income           $ 2,014       $ 4,585       $ 4,234
         Foreign exchange .....           --            --           901
         Other income (expense)         (121)          (24)          129
                                     -------       -------       -------

                                     $ 1,893       $ 4,561       $ 5,264
                                     =======       =======       =======

19.  COMMITMENTS AND CONTINGENCIES:

         During June 1998, IMRglobal purchased land for the construction of new facilities for its corporate headquarters. The land and commitments for the construction of the first two buildings on the site are expected to cost approximately $28 million, of which approximately $24.2 million has been expended at December 31, 1999.

         IMRglobal from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on IMRglobal's future financial position.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

         During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.7 million in cash and 531,353 shares in IMRglobal (See Note 2). In addition, the acquisition agreement provides that if the average price of the IMRglobal shares on NASDAQ is less than $27.24 per share for the seven trading days prior to May 15, 1999, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $27.24 multiplied by 499,353 shares. On May 15, 1999 the average price of IMRglobal's shares for the seven trading days prior to May 10, 1999 was $18.768 per share. Accordingly, the liability to the former shareholders of Lyon would have been approximately $4.2 million at that date.

         Subsequent to May 10, 1999, IMRglobal renegotiated this contingency. IMRglobal's current agreement is that if the average price of the IMRglobal shares on NASDAQ is less than $34.05 per share for the seven trading days prior to May 15, 2000, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $34.05 for only the shares continuing to be held by the former Lyon shareholders. Conversely, if the price of IMRglobal shares on NASDAQ is $34.05 per share or higher for any consecutive trading days between May 15, 1999 and May 15, 2000, then the above contingency is released without any further obligation to IMRglobal.

         IMRglobal's French subsidiary has claimed a special tax exemption for the 1993 through 1995 fiscal years. The French taxing authorities have challenged this exemption and have made an assessment of approximately $500,000. Ongoing discussions are being held between IMRglobal's French management and the French taxing authorities regarding this issue. The amount of assessment, $500,000, is included as a liability in the accompanying financial statements.

20.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

                                                                 1997         1998         1999
                                                               -------      -------      -------
         Cash paid during the year for interest .........      $   135      $   223      $   108
                                                               =======      =======      =======
         Cash paid during the year for income taxes .....      $ 1,664      $ 1,726      $ 5,381
                                                               =======      =======      =======
         Noncash investing and financing activities:
            Common stock issued in connection
               with acquisition of subsidiaries .........      $ 1,801      $19,186      $85,067
                                                               =======      =======      =======
            Deferred payments for acquisition
               of subsidiaries ..........................      $ 1,608      $ 1,478      $    --
                                                               =======      =======      =======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  SEGMENT INFORMATION (IN THOUSANDS):

         IMRglobal operates several business units located in North America, Europe and Asia for which financial information is maintained and reported to the chief operating decision makers of the Company. In determining the reporting segments of the Company, management has aggregated the business units that have similar economic characteristics, products and services and types of customers.

         IMRglobal has three reporting segments. The Information Technology ("IT") segment provides consulting and technology services to large companies in North America, Europe and Asia. The Health Care Solutions segment provides business and consulting services to clients in the health care industry. Software Development Centers consist of two Indian facilities and one Northern Ireland facility that provide software development services to the IT segment organizations.

         The chief operating decision makers evaluate performance and allocate resources based on revenue and net margin. Net margin is gross profit less selling, general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. IMRglobal does not allocate income taxes, other income or expense, research and development, intangible amortization and non-recurring charges to its reporting segments. In addition, IMRglobal accounts for services provided by the Software Development Centers to the IT segment at current market prices.

         Information regarding the reporting segments is as follows:

                                                                 HEALTH       SOFTWARE
                                                INFORMATION       CARE        DELIVERY
                                                 TECHNOLOGY     SOLUTIONS      CENTERS       TOTAL
                                                -----------     --------      --------      --------
         1999

         Revenue from external customers ...      $203,963      $ 16,086      $  1,979      $222,028
                                                  ========      ========      ========      ========
         Intersegment revenue ..............      $     --      $     --      $ 30,115      $ 30,115
                                                  ========      ========      ========      ========
         Depreciation expense ..............      $  3,605      $    122      $  1,563      $  5,290
                                                  ========      ========      ========      ========
         Segment net margin ................      $ 26,843      $  3,902      $  3,655      $ 34,400
                                                  ========      ========      ========      ========
         Segment assets ....................      $124,710      $ 14,967      $ 22,314      $161,991
                                                  ========      ========      ========      ========


         1998

         Revenue from external customers ...      $169,005      $     --      $  1,313      $170,318
                                                  ========      ========      ========      ========
         Intersegment revenue ..............      $     --      $     --      $ 34,535      $ 34,535
                                                  ========      ========      ========      ========
         Depreciation expense ..............      $  1,983      $     --      $  1,348      $  3,331
                                                  ========      ========      ========      ========
         Segment net margin ................      $ 38,073      $     --      $  7,416      $ 45,489
                                                  ========      ========      ========      ========
         Segment assets ....................      $161,822      $     --      $ 22,884      $184,706
                                                  ========      ========      ========      ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED):

                                                                 HEALTH       SOFTWARE
                                                INFORMATION       CARE        DELIVERY
                                                 TECHNOLOGY     SOLUTIONS      CENTERS       TOTAL
                                                -----------     ---------     --------      --------
         1997

         Revenue from external customers....      $  88,143     $      --     $  1,502       $ 89,645
                                                  =========     =========     ========       ========
         Intersegment revenue...............      $      --     $      --     $ 21,654       $ 21,654
                                                  =========     =========     ========       ========
         Depreciation expense...............      $     656     $      --     $    595       $ 1,251
                                                  =========     =========     ========       ========
         Segment net margin.................      $  14,277     $      --     $  4,673       $ 18,950
                                                  =========     =========     ========       ========
         Segment assets.....................      $ 118,873     $      --     $ 15,840       $134,713
                                                  =========     =========     ========       ========

         Following are reconciliations of reporting segment net margin and assets to the amounts included in the consolidated financial statements:

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   1997         1998           1999
                                                                ---------     --------       --------
         Total net margin for reportable segments.............  $  18,950     $ 45,489       $ 34,400
         Research and development.............................       (919)      (6,247)        (6,635)
         Goodwill and intangible amortization.................     (1,123)      (2,074)        (6,705)
         Restructuring charge.................................         --           --        (12,377)
         Impairment of long-lived assets......................         --           --         (4,437)
         Acquired in-process research and development.........         --       (8,200)        (3,410)
         Acquisition costs....................................         --         (145)        (2,168)
         Charge associated with treasury stock purchase.......         --           --         (8,778)
         Other income.........................................      1,718        4,327          5,156
                                                                ---------     --------       --------
         Consolidated income (loss)
            before provision for income taxes.................  $  18,626     $ 33,150       $ (4,954)
                                                                =========     ========       ========
                                                                            DECEMBER 31,
                                                                -------------------------------------
                                                                   1997         1998           1999
                                                                ---------     --------       --------
         Total assets for reportable segments.................  $ 134,713     $184,706       $161,991
         Elimination of intersegment receivables..............     (8,113)     (11,977)       (14,303)
         Deferred income taxes................................      1,899       14,141         12,915
         Intangible assets....................................     10,157       36,829        143,195
                                                                ---------     --------       --------

         Consolidated total assets............................  $ 138,656     $223,699       $303,798
                                                                =========     ========       ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED):

                                                                       YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   1997         1998           1999
                                                                ---------     --------       --------
         Geographic financial information is summarized as follows:

         Revenue by geography:
            North America.....................................  $  63,059     $117,718       $149,435
            Europe............................................     24,273       44,585         46,925
            Asia Pacific......................................      2,313        8,015         25,668
                                                                ---------     --------       --------

                  Total revenue...............................  $  89,645     $170,318       $222,028
                                                                =========     ========       ========


                                                                                 AS OF  DECEMBER 31,
                                                                              -----------------------
                                                                                1998           1999
                                                                              --------       --------
         Long-lived assets:
            Sales organizations:
               North America.............................................     $ 23,015       $119,472
               Europe....................................................       20,441         14,240
               Asia Pacific..............................................          322         35,459

            Software Development Centers:
               India.....................................................       13,170         10,939
               Northern Ireland..........................................        1,297             58
                                                                              --------       --------

               Total long-lived assets...................................     $ 58,245       $180,168
                                                                              ========       ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED):

         The following quarterly information is unaudited and has been restated to give effect to the acquisition of Atechsys which was accounted for using the pooling of interests method.

                                                                  QUARTER ENDED
                                            --------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                            --------      --------     ------------      -----------
1998
----


  Revenue ..............................      $ 34,616      $ 39,907       $ 45,309      $ 50,486

  Gross profit .........................        15,839        18,173         21,929        24,302

  Income from operations ...............         7,161           339         10,256        11,067

  Diluted earnings (loss) per share ....      $   0.17      $  (0.06)      $   0.21      $   0.24


1999
----


  Revenue ..............................      $ 51,888      $ 62,953       $ 62,159      $ 45,028

  Gross profit .........................        24,149        28,578         27,100        13,030

  Income (loss) from operations ........         5,412        12,768          6,819       (35,109)

  Diluted earnings (loss) per share ....      $   0.10      $   0.21       $   0.12      $  (0.78)

         During the quarter ended December 31, 1999, IMRglobal incurred charges of $25.6 million for restructuring charge (Note 16), impairment of assets (Note
17) and charge associated with treasury stock purchase (Note 2).

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.  SUBSEQUENT EVENTS:

         INTUITIVE GROUP LIMITED ("INTUITIVE")-- On January 28, 2000, IMRglobal acquired 100% of the outstanding stock of Intuitive Group Limited, headquartered in London. Intuitive was a privately held provider of e-business and customer relationship management ("eCRM") software solutions and services for the life insurance and financial services markets. Intuitive has additional offices in Boston and Sydney. In exchange for Intuitive's common stock , Intuitive's shareholders received approximately $18.0 million in cash. In addition, $5.0 million cash is payable to the Intuitive shareholders during May 2000 if certain financial objectives are attained for the period ending March 31, 2000. Any contingent payment will result in an increase in the purchase price and the resulting goodwilll. The Intuitive acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

         On January 31, 2000, IMRglobal issued 275,908 shares of common stock to the former shareholders of Visual (Note 2) based on the achievement of certain 1999 financial and business objectives.

         During March 2000, IMRglobal agreed to issue approximately 580,000 shares of common stock and approximately $1.7 million cash to the former shareholders of ECWerks (Note 2) based on the achievement of certain 1999 financial and business objectives. The additional consideration will be remitted in April 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with any of IMRglobal's accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On January 14, 1999, IMRglobal appointed Ernst & Young LLP as the independent accounting firm engaged as the principal accounting firm to audit IMR's financial statements for the year ended December 31, 1998. The decision to change the principal accounting firm was approved by the Audit Committee of IMRglobal's Board of Directors on January 14, 1999. For further information relating to IMRglobal's change in certifying accountants, please refer to IMRglobal's Current Report on Form 8-K dated January 15, 1999 on file with the Commission.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 with respect to the directors and executive officers of the Company is incorporated herein by reference to the material under the caption "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999.

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

         (b)     FORM 8-K

             (1) Reports on Form 8-K filed during the quarter ended December 31,
                 1999:

                 The Registrant filed a report on Form 8-K on October 29, 1999 under Item 5 disclosing the change from pooling to purchase for 2 prior 1999 mergers, Board authorization for stock buyback and the restructuring of the Fusion transaction.

                 The Registrant filed a report on Form 8-K on November 4, 1999 under Item 5 disclosing the restructuring of the Fusion acquisition agreement.

                 The Registrant filed a report on Form 8-K on November 15, 1999 under Item 5 disclosing the restated consolidated financial statements for the period ended December 31, 1998.

                 The Registrant filed a report on Form 8-K on November 18, 1999 under Item 7 disclosing the financial statements of Orion Consulting, Inc., Fusion System Japan Co., Ltd. and additional pro forma financial information.

                 The Registrant filed a report on Form 8-K on December 16, 1999 under Item 2 disclosing the acquisition of Neverdahl-Loft & Associates, Inc.

         (c)     EXHIBITS

                 The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------   -----------------------------------------------------------------------
 3.1 Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
 3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
 4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
 4.2 Specimen Stock Certificate. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.1 Master Services Agreement dated April 1, 1996 between the Registrant and IMR-India. (Incorporated by reference to Exhibit 10.4 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.2 Master Services Agreement dated April 1, 1996 between IMR-U.K. and IMR-India. (Incorporated by reference to Exhibit 10.5 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.3 Master Services Agreement for Information Technology Professional and related schedules between the Registrant and Dayton Hudson Corporation. (Incorporated by reference to Exhibit 10.9 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.4 Master Services Agreement and related schedules between the Registrant and Dean Witter Discover & Co., Inc. (Incorporated by reference to
         Exhibit 10.10 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.5 Master Agreement for Computer Consulting and Programming Services and related schedules between the Registrant and Target Stores. (Incorporated by reference to Exhibit 10.12 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.8 Form of Employment Agreement between Registrant and Satish K. Sanan. (Incorporated by reference to Exhibit 10.15 with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.9 401(k) Profit Sharing Plan effective January 1, 1992 and Amendment thereto effective January 1, 1994. (Incorporated by reference to Exhibit 10.17 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.10 Stock Incentive Plan effective July 15, 1996. (Incorporated by reference to Exhibit 10.18 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.11    Form of Directors Stock Option Plan. (Incorporated by reference to
         Exhibit 10.19 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.12    Form of Employee Stock Purchase Plan. (Incorporated by reference to
         Exhibit 10.20 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.14 Loan Agreement between IMR-India and Canara Bank and related documents. (Incorporated by reference to Exhibit 10.27 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.15 Loan Agreement between IMR-India and Exim Bank of India and related documents. (Incorporated by reference to Exhibit 10.28 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.16 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.29 filed with Annual Report on Form 10-K) (Commission File No. 0-28840).

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT
NUMBER                             DESCRIPTION
------   -----------------------------------------------------------------------
10.17 Acquisition Agreement dated January 13, 1997 between the Registrant and Philip and Sheila Shipperlee relating to the acquisitions of Link Group Holdings Limited. (Incorporated herein by reference to Exhibit 2.1 filed with Current Report on Form 8-K filed with the Commission on January 13, 1997) (Commission File No. 0-28840).
10.18 Share Purchase Agreement dated January 13, 1998 between the Registrant and Satish and Anne Sanan relating to the acquisition of IMR-U.K. (Incorporated herein by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1) (Registration No. 333-30741).
10.19 Share Purchase Agreement dated May 15, 1998 between the Registrant and Jean Rene Lyon, Pierre Barberis, Marie-Amelie Barberis, Romain Barberis and Didier Lamour (Sellers) relating to the acquisition of Lyon Consultants, S.A. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on May 28, 1998) (Commision File No. 0-28840).
10.20 Share Exchange Agreement dated March 26, 1999 between the Registrant and Fusion Systems Japan Co., Ltd. (Seller) relating to the acquisition of Fusion Systems Japan Co., Ltd. (Incorporated herein by reference to
         Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on April 8, 1999) (Commission File No. 0-28840).
10.21 Agreement and Plan of Merger dated June 15, 1999 between the Registrant and Orion Consulting, Inc. (Seller) relating to the acquisition of Orion Consulting, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on June 29, 1999) (Commission File No. 0-28840).
10.22 First Amendment to the Acquisition Agreement dated March 26, 1999 between the Registrant and Fusion Systems Japan Co., Ltd. (Seller) relating to the acquisition of Fusion Systems Japan Co., Ltd. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's
10.23    Current Report on Form 8-K filed with the Commission on November 4,
         1999) (Commission File No. 0-28840).
10.24 Information Management Resources, Inc. First Amended and Restated Stock Incentive Plan (Incorporated by reference with IMRglobal's Registration Statement on Form S-8) (Registration No. 333-87095).
10.25 IMRglobal Corp. 1999 Employee Stock Incentive Plan (Incorporated by reference with IMRglobal's Registration Statement on Form S-8) (Registration No. 333-86753)
10.26 First Amendment to Executive Employment Agreement between Registrant and Satish K. Sanan.
10.27 Restated Revolving Credit Agreement Between Registrant and First Union National Bank dated January 19, 2000.
10.28 First Amendment To Restated Revolving Credit Agreement between Registrant and First Union National Bank dated March 17, 2000.
21.1     List of Subsidiaries.
23.1     Consent of Ernst & Young L.L.P.
23.2     Consent of PricewaterhouseCoopers L.L.P.
24.1     Powers of Attorney (included on signature page).
27.1     Financial Data Schedule.

----------
+ Confidential treatment has been granted with respect to portions of these documents. The omitted portions of these documents have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2000.

                                         IMRGLOBAL CORP.

                                         By: /s/ SATISH K. SANAN
                                            ------------------------------------
                                                 Satish K. Sanan
                                                 Chief Executive Officer


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

          SIGNATURE                                      TITLE                                       DATE
          ---------                                      -----                                       ----
/s/ SATISH K. SANAN                       Chief Executive Officer                               MARCH 29, 2000
------------------------------------        (Principal Executive Officer)
          Satish K. Sanan                   and Director



/s/ ROBERT M. MOLSICK                     Chief Financial Officer                               MARCH 29, 2000
------------------------------------        (Principal Financial and Accounting Officer)
         Robert M. Molsick


/s/ VINCENT ADDONISIO                     Senior Vice President                                 MARCH 29, 2000
------------------------------------        Director
         Vincent Addonisio



/s/ PHILIP SHIPPERLEE                     Senior Vice President-Global Sales and Marketing      MARCH 29, 2000
------------------------------------        Director
         Philip Shipperlee


/s/ CHARLES C. LUTHIN
------------------------------------      Director                                              MARCH 29, 2000
         Charles C. Luthin


/s/ JEFFERY S. SLOWGROVE                  Director                                              MARCH 29, 2000
------------------------------------
        Jeffery S. Slowgrove

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION

10.26 First Amendment to Executive Employment Agreement between Registrant and Satish K. Sanan.
10.27 Restated Revolving Credit Agreement Between Registrant and First Union National Bank dated January 19, 2000.
10.28 First Amendment To Restated Revolving Credit Agreement between Registrant and First Union National Bank dated March 17, 2000.
21.1      List of Subsidiaries.
23.1      Consent of Ernst & Young L.L.P.
23.2      Consent of PricewaterhouseCoopers L.L.P.
27.1      Financial Data Schedule.