Form 10-Q
period 2000-03-31
IMRGLOBAL CORP
filed 2000-05-15
CIK 1021772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                         Commission File Number 0-28840



                               IMRGLOBAL  CORP.
            (Exact name of Registrant as specified in its charter)


               FLORIDA                            59-2911475
  (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
   Incorporation or Organization)



             100 SOUTH MISSOURI AVENUE, CLEARWATER, FLORIDA 33756
             (Address of principal executive offices and zip code)



                                 727-467-8000
             (Registrant's telephone number, including area code)




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----     -----

      As of May 5, 2000, there were 38,838,200 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.


                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



                                                                           PAGE
                                                                           ----

   ITEM 1. Consolidated Balance Sheets
           as of December 31, 1999 and March 31, 2000..................      3

           Consolidated Statements of Operations
           for the Three Months Ended
           March 31, 1999 and 2000.....................................     4

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999
           and 2000....................................................     5

           Notes to Consolidated Financial Statements..................     6


   ITEM 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition..........................    13

   ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..    18


                           PART II - OTHER INFORMATION


   ITEM 1.  Legal Proceedings..........................................    19

   ITEM 5.  Other Information..........................................    19

   ITEM 6.  Exhibits and Reports on Form 8-K...........................    19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           December 31,    March 31,
                                                               1999          2000
                                                         -------------- ---------------
                                                                          (Unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents.......................        $     35,021   $     23,183
   Marketable securities ..........................               2,411            449
   Accounts receivable, net of allowance...........              46,031         54,892
   Unbilled work in process........................               7,756          7,437
   Deferred income taxes...........................              10,606         11,963
   Prepaid expenses and other current assets.......               6,340          6,368
                                                             ----------     ----------

         Total current assets .....................             108,165        104,292

Property and equipment, net of accumulated depreciation          36,973         40,305
Capitalized software costs, net of accumulated amortization       3,839          4,405
Deferred income taxes..............................               2,309          1,364
Deposits and other assets..........................               9,317         14,158
Intangible assets, net of accumulated amortization.             143,195        164,034
                                                             ----------     ----------

         Total assets .............................        $    303,798   $    328,558
                                                             ==========     ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit loans..........................        $     10,258   $      1,350
   Accounts payable................................              10,349          6,164
   Accrued compensation............................              11,341         12,939
   Deferred revenue................................               3,286          3,388
   Other current liabilities.......................              25,840         26,264
                                                             ----------      ---------

         Total current liabilities.................              61,074         50,105

Long-term debt.....................................                 985         30,222
Deferred income taxes..............................               1,594            855
Accrued compensation...............................               5,222          5,914
                                                             ----------      ---------

         Total liabilities.........................              68,875         87,096
                                                             ----------      ---------

Shareholders' equity:
   Preferred stock.................................                   -              -
   Common stock....................................               3,713          3,904
   Additional paid-in capital......................             213,748        220,472
   Retained earnings...............................              21,594         23,127
   Notes receivable from share sales...............                (703)          (703)
   Treasury stock..................................              (1,118)        (2,247)
   Accumulated other comprehensive loss............              (2,311)        (3,091)
                                                             ----------      ---------

         Total shareholders' equity................             234,923        241,462
                                                             ----------      ---------

         Total liabilities and shareholders' equity        $    303,798   $    328,558
                                                             ==========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)


                                                Three Months Ended March 31,
                                                ----------------------------

                                                   1999            2000
                                                ---------        ---------


Revenue......................................     $  51,888     $  58,320
Cost of revenue..............................        27,739        34,742
                                                  ---------     ---------

         Gross profit........................        24,149        23,578

Selling, general and administrative expenses.        11,338        17,773
Research and development expenses............         1,232           678
Goodwill and intangible amortization.........           821         2,445
Acquired in-process
   research and development..................         3,410             -
Acquisition costs............................         1,936             -
                                                  ---------     ---------

         Income from operations..............         5,412         2,682

Other income (expense):
         Interest expense....................            (4)         (349)
         Interest income and other...........         1,599           458
                                                  ---------     ---------

         Total other income..................         1,595           109
                                                  ---------     ---------

Income before provision for income taxes.....         7,007         2,791

Provision for income taxes...................         3,340         1,258
                                                  ---------     ---------

         Net income..........................      $  3,667     $   1,533
                                                  =========     =========

Earnings per share:
         Basic...............................         $0.12         $0.04
                                                      =====         =====

         Diluted.............................         $0.10         $0.04
                                                      =====         =====

Shares outstanding:
         Basic...............................        30,565        38,402
                                                  =========     =========

         Diluted.............................        35,775        42,335
                                                  =========     =========




The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                        1999          2000
                                                                   -----------    -----------
Cash flows from operating activities:
   Net income .....................................................   $  3,667   $   1,533
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ...............................      1,865       3,830
      In-process research and development .........................      3,410           -
      Deferred taxes ..............................................      1,249      (1,175)
      Tax benefit of stock options ................................        427         164
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process .........     (3,690)     (5,370)
         Other current assets .....................................       (321)       (148)
         Deposits and other assets ................................       (446)         62
         Accounts payable and other liabilities ...................      2,026      (5,843)
         Income tax ...............................................       (262)      1,210
         Deferred revenue .........................................     (1,205)       (998)
                                                                      --------    --------

         Total adjustments ........................................      3,053      (8,268)
                                                                      --------    --------

         Net cash provided by (used in) operating activities ......      6,720      (6,735)
                                                                      --------    --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired .......................................      5,455     (16,682)
   Investment in marketable securities, net .......................     (2,955)      1,962
   Additions to capitalized software costs ........................       (703)       (807)
   Additions to property and equipment ............................     (6,295)     (3,794)
   Related party loan .............................................          -      (4,902)
                                                                      --------    --------

         Net cash used in investing activities ....................     (4,498)    (24,223)
                                                                      --------    --------

Cash flows from financing activities:
   Net advances (repayments) from revolving credit line ...........       (223)        275
   Payments on long-term debt, notes and capital leases ...........     (1,262)       (200)
   Proceeds from issuance of common stock .........................        759         586
   Increase in long-term debt .....................................          -      20,196
   Purchase of treasury shares ....................................          -      (1,129)
                                                                      --------    --------

         Net cash provided by (used in) financing activities ......       (726)     19,728
                                                                      --------    --------

Effect of exchange rate changes ...................................       (703)       (608)
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents ..............        793     (11,838)
Cash and cash equivalents at beginning of period ..................     78,807      35,021
                                                                      --------    --------

Cash and cash equivalents at end of period ........................   $ 79,600    $ 23,183
                                                                      ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K") as filed with the Securities and Exchange Commission (the "Commission").

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION --The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      REVENUE RECOGNITION --Fixed-price contract revenue and revenue from the sale of software that requires significant modification is recognized using the percentage of completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Any anticipated losses upon contract completion are accrued currently. Service revenue from time-and-materials services is recognized as the services are provided.

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

      COMPUTATION OF EARNINGS PER SHARE--Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                 Three Months Ended
                                      March 31,
                                 ------------------
                                   1999      2000
                                 -------   -------
Weighted average
   common stock outstanding ...   30,565   38,402

Weighted average
   common stock equivalents ...    5,210    3,933
                                  ------   ------

Shares used in diluted earnings
   per share calculation ......   35,775   42,335
                                  ======   ======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

3.    SHAREHOLDERS' EQUITY

      Changes in shareholders' equity for the three months ended March 31, 2000 are summarized as follows (in thousands):

                                   Compre-                                  Notes              Accumulated
                                   hensive            Additional          Receivable              Other
                                    Income    Common    Paid-in  Retained from Share Treasury Comprehensive
                                    (Loss)     Stock    Capital  Earnings   Sales      Stock       Loss      Total
                                    ------     -----    -------  --------   -----      -----       ----      -----
Balance, December 31 1999 .......  $     -    $ 3,713   $213,748  $21,594   $(703)  $(1,118)   $(2,311)   $234,923
Common stock issued in
   connection with acquisitions          -         83      6,082        -       -         -          -       6,165
Employee stock purchase plan ....        -          4        292        -       -         -          -         296
Stock options exercised .........        -        104        186        -       -         -          -         290
Tax benefit of
   stock options exercised ......        -          -        164        -       -         -          -         164
Purchase of treasury stock ......        -          -          -        -       -    (1,129)         -      (1,129)
Net income ......................    1,533          -          -    1,533       -         -          -       1,533
Translation adjustment ..........     (780)         -          -        -       -         -       (780)       (780)
                                     ------
Comprehensive income ............  $   753          -          -        -       -         -          -           -
                                     ======   -------   --------  -------    -----  --------   --------   --------

Balance, March 31, 2000 .........             $ 3,904   $220,472  $23,127    $(703) $(2,247)   $(3,091)   $241,462
                                              =======   ========  =======    ====== ========   ========   ========


     Comprehensive income was $2.7 million for the three months ended March 31, 1999 and the difference between comprehensive income and net income is related to translation adjustments.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


4.    BUSINESS COMBINATIONS

      INTUITIVE GROUP LIMITED ("INTUITIVE")--On January 28, 2000, IMRglobal acquired 100% of the outstanding stock of Intuitive Group Limited, headquartered in London. Intuitive was a privately held provider of e-business and customer relationship management ("eCRM") software solutions and services for the life insurance and financial services markets. Intuitive has additional offices in Boston and Sydney. In exchange for Intuitive's common stock, Intuitive's shareholders received approximately $18.0 million in cash. In addition, $5.0 million in cash or IMRglobal common stock is payable to the Intuitive shareholders during June 2000 based on the achievement of certain financial objectives for the period ending March 31, 2000. The contingent payment will result in an increase in the purchase price and the resulting goodwill. The Intuitive acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

5.    ACQUISITIONS

      During 1999 and 2000, IMRglobal completed several acquisitions. The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                              March 31,
                                      -----------------------

                                          1999          2000
                                      -----------   ----------

As reported:
  Revenue............................  $   51,888   $   58,320
  Net income.........................  $    3,667   $    1,533
  Basic earnings per share..........   $     0.12   $     0.04
  Diluted earnings per share........   $     0.10   $     0.04

Pro forma (unaudited):
  Revenue............................  $   76,139   $   60,204
  Net income.........................  $    3,224   $    1,884
  Basic earnings per share..........   $     0.09   $     0.05
  Diluted earnings per share........   $     0.08   $     0.04


          In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1999 or 2000 or of future operations of the combined companies under the ownership and management of IMRglobal.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


6.    SEGMENT INFORMATION (IN THOUSANDS)

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

      Information regarding the reporting segments is as follows:

                                                 Health      Software
                                   Information    Care       Delivery
                                    Technology  Solutions    Centers     Total
THREE MONTHS ENDED MARCH 31, 2000    --------    --------   --------    --------


Revenue from external customers      $ 50,072  $   8,050     $   198    $ 58,320
                                     ========  =========     =======    ========
Intersegment revenue..........       $  3,161  $       -     $ 6,037    $  9,198
                                     ========  =========     =======    ========
Depreciation expense..........       $    766  $      50     $   328    $  1,144
                                     ========  =========     =======    ========
Segment net margin............       $  3,100  $   2,411     $   294    $  5,805
                                     ========  =========     =======    ========
Segment assets................       $132,705  $  17,479     $22,590    $172,774
                                     ========  =========     =======    ========

THREE MONTHS ENDED MARCH 31, 1999

Revenue from external customers      $ 51,734  $       -     $   154    $ 51,888
                                     ========  =========     =======    ========
Intersegment revenue..........       $      -  $       -     $ 8,724    $  8,724
                                     ========  =========     =======    ========
Depreciation expense..........       $    780  $       -     $   263    $  1,043
                                     ========  =========     =======    ========
Segment net margin............       $ 10,936  $       -     $ 1,875    $ 12,811
                                     ========  =========     =======    ========
Segment assets................       $135,521  $       -     $26,470    $161,991
                                     ========  =========     =======    ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


6.    SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED)

      Following are reconciliations of reporting segment net margin and assets to the amounts included in the consolidated financial statements:

                                              Three Months Ended March 31,
                                                ------------------------
                                                    1999          2000
                                                -----------  -----------


Total net margin for reportable segments.....     $ 12,811       $  5,805
Research and development.....................       (1,232)          (678)
Goodwill and intangible amortization.........         (821)        (2,445)
Acquired in-process research and development.       (3,410)             -
Acquisition costs............................       (1,936)             -
Other income.................................        1,595            109
                                                -----------    ----------

Consolidated income
   before provision for income taxes.........    $  7,007       $   2,791
                                                ===========    ==========



                                                  December 31,    March 31,
                                                 -----------  ------------
                                                     1999          2000
                                                 -----------  ------------


Total assets for reportable segments.........    $   161,991  $    172,774
Elimination of intersegment receivables......        (14,303)      (21,577)
Deferred income taxes........................         12,915        13,327
Intangible assets............................        143,195       164,034
                                                 -----------  ------------

Consolidated total assets....................    $   303,798  $    328,558
                                                 ===========  ============

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


7.    RESTRUCTURING CHARGE

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

                                                            Cash         Accrued
                                                         Paid Through     Charge
                              Restructuring Write-Down     March 31,     March 31,
                                 Charge      of Assets       2000          2000
                               ------------ -----------   -----------    ---------
Closure of U.K. facilities:
   Severance payments
      (80 employees)......     $    664      $      -      $   (640)     $     24
   Long-term commitments..        4,626             -          (242)        4,384
   Goodwill...............          348          (348)            -             -
   Property and equipment.        1,089        (1,089)            -             -
   Other severance payments
      (70 employees)......        1,809             -        (1,147)          662
   Property and equipment.        3,691        (3,691)            -             -
   Other restructuring
      costs...............          150             -           (30)          120
                               --------      ---------     ---------     --------
                              $  12,377      $ (5,128)     $ (2,059)    $   5,190
                              =========      =========     =========     ========

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


8.    CONTINGENCIES (CONTINUED)

      Subsequent to May 10, 1999, IMRglobal renegotiated this contingency. IMRglobal's current agreement is that if the average price of the IMRglobal shares on NASDAQ is less than $34.05 per share for the seven trading days prior to May 15, 2000, then IMRglobal will pay the former Lyon shareholders the difference between the average price on NASDAQ and $34.05 for only the shares continuing to be held by the former Lyon shareholders. Conversely, if the price of IMRglobal shares on NASDAQ is $34.05 per share or higher for any consecutive trading days between May 15, 1999 and May 15, 2000, then the above contingency is released without any further obligation to IMRglobal. At May 11, 2000, the estimated liability for the contingency was $9.0 million.

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

9.    RELATED PARTY TRANSACTION

      Other assets include a $4.9 million note receivable from IMRglobal's Chief Executive Officer ("CEO") in accordance with his employment agreement. This note bears interest at prime plus 1% (currently 9.3%) and is repayable at the earlier of May, 2004 or 180 days after the CEO terminates employment with IMRglobal.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Except for historical information, some matters discussed in our report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements including the following:

      o    our ability to continue to increase our revenue;
      o our ability to reduce the rate that we expand our selling, general and administrative infrastructure;
      o our ability to leverage our global corporate headquarters and obtain financing in fiscal 2000; and
      o our anticipation that research and development expenses will be under 2.0% of revenue for the remainder of fiscal 2000.

Reference is made in particular to the remaining discussion in this report and set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission.

CURRENT DEVELOPMENTS

      RESULTS OF OPERATIONS. After our 1996 initial public offering, we experienced sequential revenue and per share growth (excluding one-time charges) for each of the eleven quarters ended June 30, 1999. However, both revenue and earnings decreased in the following two quarters and included a loss for the three months ended December 31, 1999.

      For the three months ended March 31, 2000, our profitability improved significantly compared to the three months ended December 31, 1999. This improvement was primarily due to the expansion of our revenue as our clients engaged in more IT projects after their Year 2000 technology issues were settled. However, our earnings for the three months ended March 31, 2000 are still below the levels achieved a year earlier for the three months ended March 31, 1999. The decrease in earnings is primarily a result of lower utilization of our billable resources in the U.S., U.K. and India and the 1999 expansion of our selling, general and administrative expenses in expectation of higher revenue growth than was actually achieved.

      NON-CASH CHARGES. Due to the large number of acquisitions consummated in the past two years and the completion of our global headquarters in Clearwater, Florida, our amortization and depreciation expense have increased significantly as a proportion of our total expenses. Accordingly, in addition to our analysis of income from operations, net income and earnings per share we also present such results on a pro forma basis exclusive of the impact of amortization and depreciation.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      REVENUE. For the three months ended March 31, 2000, our revenue increased to $58.3 million, representing a 12.4% increase over revenue of $51.9 million for the three months ended March 31, 1999. This increase is attributable to the acquisitions accounted for under the purchase method between March 31, 1999 and March 31, 2000. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $58.3 million (including revenue from purchase acquisitions), representing a 61.0% increase over non Year 2000 revenue of $36.2 million for the three months ended March 31, 1999. A substantial portion of this revenue growth is attributable to our e-business service offerings, which represent 30.9% of revenue for the quarter ended March 31, 2000, compared to 12.3% for the quarter ended March 31, 1999. Revenue from our business consulting services also increased substantially representing 19.8% of revenue for the quarter ended March 31, 2000 compared to 7.3% of revenue for the quarter ended March 31, 1999. Revenue from our Year 2000 conversion services decreased 100.0% to $-0- for the quarter ended March 31, 2000 compared to $15.7 million for the quarter ended March 31, 1999.

      COST OF REVENUE. Cost of Revenue was $34.7 million, or 59.6% of revenue, for the three months ended March 31, 2000, as compared to $27.7 million, or 53.5% of revenue, for the three months ended March 31, 1999. The increase in cost of revenue as a percentage of revenue was primarily attributable to reduced utilization of our software development facilities in India and Northern Ireland.

      GROSS PROFIT. Gross profit decreased 2.4% to $23.6 million in the three months ended March 31, 2000 compared to $24.1 million in the three months ended March 31, 1999. As a percentage of revenue, our gross profit decreased to 40.4% in the three months ended March 31, 2000 compared to 46.5% in the three months ended March 31, 1999. The decrease in gross profit was primarily attributable to reduced utilization at our software development facilities. This decrease was partially offset by higher margins in our e-business service offerings.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). For the three months ended March 31, 2000, SG&A expenses increased to $17.8 million, compared to $11.3 million for the three months ended March 31, 1999. As a percentage of revenue, SG&A expenses for the three months ended March 31, 2000 increased to 30.5% from 21.9% for the same period in 1999. The primary reason for the increase as a percentage of revenue was due to the following:

      o 100% expansion of our sales force over the past 12 months;
      o Aggressive implementation of certain marketing initiatives; and
      o Integration costs related to the multiple acquisitions made over the past 12 months.

      We expect to reduce the rate that we expand our SG&A infrastructure over the next nine months.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $678,000 for the three months ended March 31, 2000 compared to $1.2 million for the three months ended March 31, 1999. As a percentage of revenue, R&D was 1.2% for the three months ended March 31, 2000 and 2.4% for the three months ended March 31, 1999. This reduction reflects our decision to terminate several R&D initiatives during the end of fiscal 1999. We anticipate that R&D expenses will be under 2.0% of revenue for the remainder of fiscal 2000.

      GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased to approximately $2.4 million for the three months ended March 31, 2000 from approximately $821,000 for the three months ended March 31, 1999. The additional expense primarily reflects the amortization of goodwill and intangibles generated by our 1999 acquisitions.

      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. During the three months ended March 31, 1999 in connection with our acquisition of Fusion Systems Japan Co., Ltd., we incurred a $3.4 million expense for acquired in-process research and development costs. This expense was based on an appraisal of the intangible assets acquired in the acquisition.

      ACQUISITION COSTS. During the three months ended March 31, 1999, we acquired Atechsys S.A., which was accounted for as a pooling of interests. Acquisition costs attributable to this merger were approximately $1.9 million.

      INCOME FROM OPERATIONS. Income from operations for the three months ended March 31, 2000 was $2.7 million compared to $5.4 million for the three months ended March 31, 1999. As a percentage of revenue, income from operations for the three months ended March 31, 2000 decreased to 4.6% from 10.4% in the three months ended March 31, 1999. Excluding amortization, depreciation and one-time charges for acquired in-process research and development and acquisition costs, income from operations for the three months ended March 31, 2000 decreased to $6.5 million compared to $12.6 million for the three months ended March 31, 1999.

      OTHER INCOME. We realized $109,000 of other income (net of other expenses) in the three months ended March 31, 2000 and $1.6 million in the three months ended March 31, 1999. In 2000, net other income consists primarily of $458,000 of investment income offset by interest expense of $349,000. This reduction reflects the decrease in our invested cash balances over the past year and an expansion of our credit facilities. In 1999, other income consists primarily of investment income generated by our cash and marketable securities

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      PROVISION FOR INCOME TAXES. Our effective tax rate was 45.1% for the three months ended March 31, 2000 compared to 47.7% for the three months ended March 31, 1999. Excluding non-deductible acquisition costs, intangible asset amortization, and life insurance distributions, our effective tax rate was 35.7% for the three months ended March 31, 2000 compared to 34.2% for the three months ended March 31, 1999. We have historically enjoyed a low effective tax rate primarily due to our industry's low tax rates in India. Accordingly, the effective tax rate has increased as a result of recent acquisitions in Japan, and the United States, which have higher tax rates than India.

      We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

      NET INCOME. Net income decreased to $1.5 million for the three months ended March 31, 2000 compared to $3.7 million for the three months ended March 31, 1999. Excluding amortization, depreciation and one-time charges, net income decreased to $4.3 million for the three months ended March 31, 2000 compared to $9.1 million for the three months ended March 31, 1999. This decrease reflects lower gross profits and higher SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, we had:

     o  working capital of $54.2 million;
     o liquid assets including cash, cash equivalents and marketable securities of approximately $23.6 million; and
     o  available bank lines of credit of approximately $1.9 million.

      Net cash used in operating activities was $6.7 million for the three months ended March 31, 2000. The negative cash flow from operations primarily reflects the growth in our accounts receivable balances as a result of revenue growth and decreased current liabilities as we paid significant accrued compensation and restructuring charges in the March 31, 2000 quarter.

      Net cash used in investing activities was $24.2 million for the three months ended March 31, 2000. We invested an additional $16.7 million in the acquisition of a subsidiary, $3.8 million for property and equipment and $4.9 million in a loan to our CEO.

      Net cash provided by financing activities was $19.7 million for the three months ended March 31, 2000. We added $20.2 million of bank debt in the quarter primarily to finance our investing activities.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     Of the $23.6 million of liquid assets at March 31, 2000, $20.2 million was held outside of the U.S. Over $12.0 million of the liquid assets held outside of the U.S. will be subject to additional taxation if transferred to the U.S. In addition, liquid assets in India were $8.1 million and require governmental approval for repatriation outside of India. Although we anticipate receiving India government approval to repatriate these funds to other foreign jurisdictions, this approval is not assured.

      We maintain a $30.0 million credit facility expiring in February 2003. This facility bears interest at LIBOR plus 0.6% (currently 6.2%) and is collateralized by virtually all of our assets. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios. At March 31, 2000, we had $700,000 available under this facility. Certain of our subsidiaries also maintain additional revolving credit line facilities totaling $3.3 million. At March 31, 2000, the amount available under these facilities was $1.9 million. The respective subsidiary's accounts receivable and property and equipment collateralize these facilities.

      We may be obligated to pay certain cash contingent payments in connection with our 1998 acquisition of Lyon, our 1999 acquisition of Neverdahl and our 2000 acquisition of Intuitive. The Lyon contingency is based on the difference between the average of our stock price as listed on NASDAQ for the seven trading days prior to May 15, 2000 and $34.05 per share multiplied by 499,353 shares. The Intuitive acquisition contingency is $5.0 million and can be paid in cash or IMRglobal common stock. If it is paid in cash it will be paid through a capital investment from our India subsidiary into our U.K. subsidiary during June 2000. The maximum amount of Neverdahl acquisition contingencies is $2.5 million and is payable in August 2000.

      We anticipate leveraging our global corporate headquarters to obtain $17.0 million to $24.0 million of financing in the next thirty to sixty days. Part of the proceeds from this financing may be required to fund the Lyon contingency. To the extent this financing is not received, we will seek additional sources of cash from our international operations and other financing sources.

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

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


ASSET MANAGEMENT

      Our accounts receivable balance was $54.9 million at March 31, 2000, an increase of $8.9 million from December 31, 1999. The increase was primarily due to a new acquisition and revenue growth of 29.5% over the prior quarter. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). At March 31, 2000, our DSO was 82 days. The Orion acquisition added approximately 12 days to our DSO due to the traditionally longer payment cycles prevalent in the health care industry. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without valued added taxes, DSO would be approximately 4 days less than the above levels.

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


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        o    The Registrant filed a report on Form 8-K on January 4, 2000 under
             Item 5 disclosing the restructuring plan and amendment to the Fusion acquisition.

        o    The Registrant filed a report on Form 8-K on January 25, 2000 under
             Item 5 disclosing lower than anticipated revenue and earnings for the fourth quarter of 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IMRGLOBAL  CORP.



Date    May 15, 2000                 /s/ Satish K. Sanan
        ------------                ------------------------------
                                      Satish K. Sanan
                                      Chief Executive Officer



Date    May 15, 2000                  /s/  Robert M. Molsick
        ------------                ------------------------------
                                      Robert M. Molsick
                                      Chief Financial Officer

                                 IMRGLOBAL CORP.

                                  EXHIBIT INDEX





EXHIBIT
NUMBER                          DESCRIPTION                       PAGE
------                          -----------                       ----



   27       Financial Data Schedule.................................22