Form 10-Q
period 2000-06-30
IMRGLOBAL CORP
filed 2000-08-11
CIK 1021772

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the quarterly period ended June 30, 2000



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

Yes  X    No
    ---     ---

         As of August 4, 2000, there were 41,030,781 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRglobal Corp.


                                Table of Contents
                                -----------------


                         Part I - Financial Information
                         ------------------------------


                                                                                                  Page
                                                                                                 ----
    Item 1.     Consolidated Balance Sheets
                as of December 31, 1999 and June 30, 2000.......................................  3

                Consolidated Statements of Operations
                for the Three Months and Six Months Ended
                June 30, 1999 and 2000..........................................................  4

                Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1999 and 2000.................................  5

                Notes to Consolidated Financial Statements......................................  6


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................  15

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk......................  21

                           Part II - Other Information
                           ---------------------------

    Item 1.       Legal Proceedings ............................................................  22

    Item 5.       Other Information ............................................................  22

    Item 6.       Exhibits and Reports on Form 8-K..............................................  22

                          Part I. Financial Information

                          Item 1. Financial Statements

                                 IMRglobal Corp.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                     December 31,      June 30,
                                                                                        1999             2000
                                                                                     -----------     ----------
                                                                                                     (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $35,021          $12,979
   Marketable securities .......................................................        2,411              446
   Accounts receivable, net of allowance .......................................       46,031           57,955
   Unbilled work in process ....................................................        7,756           10,059
   Deferred income taxes .......................................................       10,606           12,121
   Prepaid expenses and other current assets ...................................        6,340            6,499
                                                                                     --------         --------

         Total current assets ..................................................      108,165          100,059

Property and equipment, net of accumulated depreciation ........................       36,973           39,581
Capitalized software costs, net of accumulated amortization ....................        3,839            4,930
Deferred income taxes ..........................................................        2,309            1,475
Deposits and other assets ......................................................        9,317           14,329
Intangible assets, net of accumulated amortization:
   Goodwill ....................................................................      138,535          161,099
   Acquired technology .........................................................        4,660            4,060
                                                                                     --------         --------

         Total assets ..........................................................     $303,798         $325,533
                                                                                     ========         ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit loans ......................................................      $10,258           $1,385
   Accounts payable ............................................................       10,349            4,851
   Accrued compensation ........................................................       11,341           16,907
   Deferred revenue ............................................................        3,286            2,303
   Other current liabilities ...................................................       25,840           24,562
                                                                                     --------         --------

         Total current liabilities .............................................       61,074           50,008

Long-term debt .................................................................          985           31,297
Deferred income taxes ..........................................................        1,594              846
Accrued compensation ...........................................................        5,222            5,114
                                                                                     --------         --------

         Total liabilities                                                             68,875           87,265
                                                                                     --------         --------

Shareholders' equity:
   Common stock ................................................................        3,713            3,910
   Additional paid-in capital ..................................................      213,748          212,394
   Retained earnings ...........................................................       21,594           26,822
   Notes receivable from share sales ...........................................         (703)            (591)
   Treasury stock ..............................................................       (1,118)          (2,214)
   Accumulated other comprehensive loss ........................................       (2,311)          (2,053)
                                                                                     --------         --------

         Total shareholders' equity ............................................      234,923          238,268
                                                                                     --------         --------

         Total liabilities and shareholders' equity ............................     $303,798         $325,533
                                                                                     ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                IMRglobal Corp.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                            ---------------------------       -------------------------
                                                              1999            2000             1999              2000
                                                            -------          -------         -------           --------
Revenue ..............................................      $62,953          $69,365        $114,841          $127,685
Cost of revenue ......................................       34,375           39,569          62,114            74,311
                                                             ------           ------         -------           -------

         Gross profit ................................       28,578           29,796          52,727            53,374

Selling, general and administrative expenses .........       12,292           18,879          23,630            36,652
Research and development expenses ....................        1,610            1,490           2,842             2,168
Goodwill and intangible amortization .................        1,908            2,799           2,729             5,244
Acquired in-process research and development .........            -                -           3,410                 -
Acquisition costs ....................................            -                -           1,936                 -
                                                             ------           ------         -------           -------

         Income from operations ......................       12,768            6,628          18,180             9,310

Other income (expense):
         Interest expense ............................            -             (647)             (4)             (996)
         Interest income and other ...................        1,081              445           2,680               903
                                                             ------           ------         -------           -------

         Total other income (expense) ................        1,081             (202)          2,676               (93)
                                                             ------           ------         -------           -------

Income before provision for income taxes .............       13,849            6,426          20,856             9,217

Provision for income taxes ...........................        5,280            2,731           8,620             3,989
                                                             ------           ------         -------           -------

         Net income ..................................       $8,569           $3,695         $12,236            $5,228
                                                             ======           ======         =======           =======

Earnings per share:
         Basic .......................................        $0.24            $0.09           $0.37             $0.14
                                                             ======           ======         =======           =======

         Diluted .....................................        $0.21            $0.09           $0.32             $0.12
                                                             ======           ======         =======           =======

Shares outstanding:
         Basic .......................................       35,395           38,975          33,112            38,689
                                                             ======           ======         =======           =======

         Diluted .....................................       40,179           42,842         38,226             42,579
                                                             ======           ======         =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                                IMRglobal Corp.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                Six Months Ended June 30,
                                                                              ----------------------------
                                                                                 1999               2000
                                                                              -----------       -----------

Cash flows from operating activities:
   Net income .............................................................    $12,236              $5,228
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization .......................................      4,876               8,555
      In-process research and development .................................      3,410                   -
      Deferred taxes ......................................................      3,560               2,864
      Tax benefit of stock options ........................................      2,549                 268
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled work-in-process .................     (6,328)            (11,055)
         Prepaid expenses and other current assets .......................         698                (266)
         Deposits and other assets ........................................       (534)                (49)
         Accounts payable and other liabilities ...........................     (7,586)             (7,067)
         Income tax .......................................................       (229)             (1,797)
         Deferred revenue .................................................     (2,949)             (2,083)
                                                                             ---------           ---------

         Total adjustments                                                      (2,533)            (10,630)
                                                                             ---------           ---------

         Net cash provided by (used in) operating activities ..............      9,703              (5,402)
                                                                             ---------           ---------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired ...............................................    (14,989)            (27,917)
   Investment in marketable securities, net ...............................      4,269               1,965
   Additions to capitalized software costs ................................     (1,271)             (1,514)
   Additions to property and equipment ....................................    (14,149)             (4,855)
   Related party loan .....................................................          -              (4,902)
                                                                             ---------           ---------

         Net cash used in investing activities ............................    (26,140)            (37,223)
                                                                             ---------           ---------

Cash flows from financing activities:
   Net advances (repayments) from revolving credit line ...................        116                 310
   Payments on long-term debt .............................................     (3,889)               (446)
   Proceeds from issuance of common stock .................................      1,069                 942
   Increase in long-term debt .............................................          -              21,572
   Repayment of note receivable from share sales ..........................          -                 112
   Purchase of treasury shares ............................................          -              (1,128)
                                                                             ---------           ---------

         Net cash provided by (used in) financing activities ..............     (2,704)             21,362
                                                                             ---------           ---------

Effect of exchange rate changes ...........................................     (1,654)               (779)
                                                                             ---------           ---------

Net decrease in cash and cash equivalents .................................    (20,795)            (22,042)
Cash and cash equivalents at beginning of period ..........................     78,807              35,021
                                                                             ---------           ---------

Cash and cash equivalents at end of period ................................    $58,012             $12,979
                                                                             =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1. Basis of Presentation

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K") as filed with the Securities and Exchange Commission (the "Commission").

2. Summary of Significant Accounting Policies

         Principles of Consolidation -- The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Revenue Recognition -- Fixed-price contract revenue and revenue from the sale of software that requires significant modification is recognized using the percentage of completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Any anticipated losses upon contract completion are accrued currently. Service revenue from time-and-materials services is recognized as the services are provided.

         Unbilled work-in-progress represents revenue on contracts to be billed in subsequent periods in accordance with the terms of the contract. Deferred revenue represents amounts billed in excess of revenue earned in accordance with the terms of the contracts.

         Computation of Earnings per Share -- Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                            ----------------------         ---------------------

                                             1999            2000           1999           2000
                                            ------          ------         ------         ------
Weighted average
   common stock outstanding .............   35,395          38,975         33,112         38,689

Weighted average
   common stock equivalents .............    4,784           3,867          5,114          3,890
                                            ------          ------         ------         ------
Shares used in diluted earnings
   per share calculation ................   40,179          42,842         38,226         42,579
                                            ======          ======         ======         ======

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


2. Summary of Significant Accounting Policies (Continued)

         Capitalized Software Costs -- Capitalized software costs are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product or process is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities have been completed. Amortization is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements -- In December 1999, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. Management is evaluating the effect that adoption of SAB 101 will have on the Company's financial statements.

3. Credit Facilities

         During 2000, IMRglobal temporarily increased its credit facility to provide an additional $15.0 million of availability under the agreement, bringing the total availability to $45.0 million. In addition, the term of the primary credit facility was extended to February 2003. At June 30, 2000, the Company had $15.0 million available under this agreement.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

4. Shareholders' Equity

         Changes in shareholders' equity for the six months ended June 30, 2000 are summarized as follows (in thousands):

                                                                             Notes
                                 Compre-                                   Receivable                 Accumulated
                                 hensive           Additional                from                        Other
                                 Income    Common   Paid-in     Retained     Share      Treasury     Comprehensive
                                 (Loss)     Stock   Capital     Earnings     Sales       Stock           Loss         Total
                                 ------     -----   -------     --------     -----       -----           ----         -----
Balance, December 31, 1999 .....  $    -  $ 3,713    $213,748     $21,594       $(703)   $(1,118)        $(2,311)   $234,923
Common stock issued in
   connection with
   acquisitions ................       -       83       6,082           -           -          -               -       6,165
Lyon stock price
   contingency payment .........       -        -      (8,500)          -           -          -               -      (8,500)
Employee stock purchase plan ...       -        8         599           -           -         32               -         639
Repayment of note receivable
   from share sales ............       -        -           -           -         112          -               -         112
Stock options exercised ........       -      106         197           -           -          -               -         303
Tax benefit of
   stock options exercised .....       -        -         268           -           -          -               -         268
Purchase of treasury stock .....       -        -           -           -           -     (1,128)              -      (1,128)
Net income .....................   5,228        -           -       5,228           -          -               -       5,228
Translation adjustment .........     258        -           -           -           -          -             258         258
                                ---------
Comprehensive income ...........$  5,486        -           -           -           -          -               -           -
                                ========= -------    ---------    -------      ------   --------        --------    --------

Balance, June 30, 2000 .........          $ 3,910    $212,394     $26,822       $(591)   $(2,214)        $(2,053)   $238,268
                                          =======    ========     =======      ======   ========        ========    ========

5.       Business Combinations

         Intuitive Group Limited ("Intuitive") -- On January 28, 2000, IMRglobal acquired 100% of the outstanding stock of Intuitive Group Limited, headquartered in London. Intuitive was a privately held provider of e-business and customer relationship management ("eCRM") software solutions and services for the life insurance and financial services markets. Intuitive had additional offices in Boston and Sydney. In exchange for Intuitive's common stock, Intuitive's shareholders received approximately $18.0 million in cash. In addition, $394,000 in cash and 327,997 shares of IMRglobal common stock was paid to the Intuitive shareholders during July 2000 based on the achievement of certain financial objectives for the period ended March 31, 2000, as defined in the original agreement. The contingent payment resulted in a corresponding increase in the purchase price and the resulting goodwill. The Intuitive acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

         Lyon Consultants S.A.("Lyon") -- During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.7 million in cash and 531,353 shares of IMRglobal common stock. In addition, the acquisition agreement, as amended, provided that if the average price of the IMRglobal shares on NASDAQ was less than $34.05 per share for the seven trading days prior to May 15, 2000, then IMRglobal would pay the former Lyon shareholders the difference between the average price on NASDAQ and $34.05 multiplied by 499,353 shares. During June 2000, IMRglobal paid $8.5 million in cash as a settlement of this contingency.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)
6.       Acquisitions

         During 1999 and 2000, IMRglobal completed several acquisitions. The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):
                                                         June 30,
                                               ----------------------------
                                                  1999               2000
                                               ---------          ---------
         As reported:
            Revenue .......................... $ 114,841          $ 127,685
            Net income ....................... $  12,236          $   5,228
            Basic earnings per share ......... $    0.37          $    0.14
            Diluted earnings per share ....... $    0.32          $    0.12

         Pro forma (unaudited):
            Revenue .......................... $ 157,719          $ 129,569
            Net income ....................... $  11,162          $   5,579
            Basic earnings per share ......... $    0.30          $    0.14
            Diluted earnings per share ....... $    0.26          $    0.13


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

         IMRglobal has three reporting segments. The Information Technology Solutions and Services ("IT") segment provides consulting and technology services to large companies in North America, Europe and Asia. The Health Care and Government Solutions segment provides business and consulting services to clients in the health care and governmental industries. Software Development Centers consist of two Indian facilities that provide software development services to the IT segment organizations.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

7.       Segment Information (In Thousands)(Continued)

         The chief operating decision makers evaluate performance and allocate resources based on revenue and net profit. Net profit is gross profit less selling, general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. IMRglobal does not allocate income taxes, other income or expense, research and development, intangible amortization and non-recurring charges to its reporting segments. In addition, IMRglobal accounts for services provided by the Software Development Centers to the IT segment at current market prices.

         Information regarding the reporting segments is as follows:

                                                  Information       Health
                                                   Technology      Care and        Software
                                                 Solutions and    Government       Delivery
                                                    Services       Solutions       Centers          Total
                                                   ----------      ---------       -------          -----
         Six months ended June 30, 2000

         Revenue from external customers ......    $109,458        $17,807         $   420       $127,685
                                                   ========        =======         =======       ========
         Intersegment revenue .................    $  4,835        $     -         $12,224       $ 17,059
                                                   ========        =======         =======       ========
         Depreciation expense .................    $  2,099        $   103         $   686       $  2,888
                                                   ========        =======         =======       ========
         Segment net profit ...................    $ 11,274        $ 4,813         $   635       $ 16,722
                                                   ========        =======         =======       ========
         Segment assets .......................    $129,734        $20,464         $17,105       $167,303
                                                   ========        =======         =======       ========

         Six months ended June 30, 1999

         Revenue from external customers ......    $111,873        $ 2,220         $   748       $114,841
                                                   ========        =======         =======       ========
         Intersegment revenue .................    $    358        $     -         $13,267       $ 13,625
                                                   ========        =======         =======       ========
         Depreciation expense .................    $  1,583        $    11         $   553       $  2,147
                                                   ========        =======         =======       ========
         Segment net profit ...................    $ 24,894        $   749         $ 3,454       $ 29,097
                                                   ========        =======         =======       ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

7.      Segment Information (In thousands) (continued)

                                                   Information      Health
                                                    Technology     Care and        Software
                                                  Solutions and   Government       Delivery
                                                     Services      Solutions       Centers          Total
                                                   ----------      ---------       -------          -----
         Three months ended June 30, 2000

         Revenue from external customers .......    $59,606         $ 9,537         $   222        $69,365
                                                    =======         =======         =======        =======
         Intersegment revenue ..................    $ 1,674         $     -         $ 6,187        $ 7,861
                                                    =======         =======         =======        =======
         Depreciation expense ..................    $ 1,333         $    53         $   358        $ 1,744
                                                    =======         =======         =======        =======
         Segment net profit ....................    $ 8,242         $ 2,334         $   341        $10,917
                                                    =======         =======         =======        =======

         Three months ended June 30, 1999

         Revenue from external customers .......    $60,139         $ 2,220         $   594        $62,953
                                                    =======         =======         =======        =======
         Intersegment revenue ..................    $   358         $     -         $ 4,543        $ 4,901
                                                    =======         =======         =======        =======
         Depreciation expense ..................    $   803         $    11         $   290        $ 1,104
                                                    =======         =======         =======        =======
         Segment net profit ....................    $13,958         $   749         $ 1,579        $16,286
                                                    =======         =======         =======        =======

         Following are reconciliations of reporting segment net profit and assets to the amounts included in the consolidated financial statements:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1999            2000
                                                      --------         --------

Total net profit for reportable segments ..........   $ 29,097        $ 16,722
Research and development ..........................     (2,842)         (2,168)
Goodwill and intangible amortization ..............     (2,729)         (5,244)
Acquired in-process research and development ......     (3,410)              -
Acquisition costs .................................     (1,936)              -
Other income (expense) ............................      2,676             (93)
                                                      --------        --------
Consolidated income
   before provision for income taxes ..............   $ 20,856        $  9,217
                                                      ========        ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

7.      Segment Information (In thousands) (continued)

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                   1999               2000
                                                ---------          -----------


Total net profit for reportable segments ......  $16,286            $10,917
Research and development ......................   (1,610)            (1,490)
Goodwill and intangible amortization ..........   (1,908)            (2,799)
Other income ..................................    1,081               (202)
                                                 -------             ------
Income before provision for income taxes ......  $13,849             $6,426
                                                 =======             ======


                                                December 31,         June 30,
                                                -----------         ---------
                                                  1999                 2000
                                                -----------         ---------

Total assets for reportable segments .......... $161,991             $167,303
Elimination of intersegment receivables .......  (14,303)             (20,525)
Deferred income taxes .........................   12,915               13,596
Intangible assets .............................  143,195              165,159
                                                 -------             --------
Total assets .................................. $303,798             $325,533
                                                ========             ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)
8.       Restructuring Charge

         In the fourth quarter of 1999, IMRglobal implemented a restructuring plan to redeploy resources to exploit its expanding e-business service offering and better align its organization with its corporate strategy. The restructuring plan included the closure of three European offices, the write-down of specific mainframe software and hardware and the reduction of its global workforce. The restructuring charge is summarized as follows (in thousands):

                                                                            Cash Paid                         Accrued
                                                             Write-          Through        Adjustment         Charge
                                           Restructuring      Down           June 30,       for Certain       June 30,
                                              Charge        of Assets          2000          Reserves           2000
                                              ------        ---------          ----          --------           ----
Closure of European facilities:
   Severance payments
      (80 employees) .....................     $   664        $      -        $(1,325)       $   700          $    39
   Long-term commitments .................       4,626               -           (534)          (750)           3,342
   Goodwill ..............................         348            (348)             -              -                -
   Property and equipment ................       1,089          (1,089)             -              -                -
Other severance payments                                                                                            -
   (70 employees) ........................       1,809               -         (1,460)             -              349
Property and equipment ...................       3,691          (3,691)             -              -                -
Other restructuring costs ................         150               -           (224)            50              (24)
                                               -------        --------       --------        -------          -------
                                               $12,377         $(5,128)       $(3,543)       $     0          $ 3,706
                                               =======        ========       ========        =======          =======

         Long-term commitments relating to real estate leases are expected to be paid over the life of the underlying lease agreements which expire through 2013. The remaining accrued charge is expected to be paid by December 31, 2000.

         During 2000, IMRglobal renegotiated various long-term commitments related to the European facilities and the payment of more generous severance payments for U.K. employees. Accordingly, during the quarter ended June 30, 2000, adjustments were made to certain reserves.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)
9.       Contingencies

         In connection with IMRglobal's December 1999 acquisition of Neverdahl-Loft & Associates, Inc. ("Neverdahl"), up to $2.5 million in cash is payable to the former Neverdahl shareholders if certain financial objectives are attained for the period ended June 30, 2000. Any contingent payment will result in an increase in the purchase price and their resulting goodwill. IMRglobal's Management is in the process of calculating the amount of this contingency and expects any contingency payment to be made prior to September 30, 2000.

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

10.      Related Party Transaction

         Deposits and other assets include a $4.9 million note receivable from IMRglobal's Chief Executive Officer ("CEO") in accordance with his employment agreement. This note bears interest at prime plus 1% (currently 10.5%) and is repayable at the earlier of May, 2004 or 180 days after the CEO terminates employment with IMRglobal.

11.      Subsequent Event

         During July 2000, as a continuation of the restructuring plan initiated in 1999, IMRglobal announced the closure of three offices in Western Canada. Management is in the process of reviewing the plan and has not determined the estimated cost of the facilities closings.

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

Reference is made in particular to the remaining discussion in this report and as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission.

Current Developments

         Results of Operations. After our 1996 initial public offering, we experienced sequential revenue and earnings per share growth (excluding one-time charges) for each of the eleven quarters ended June 30, 1999. However, both revenue and earnings decreased in the following two quarters and included a loss for the three months ended December 31, 1999.

         For the three months ended March 31, 2000 and again for the three months ended June 30, 2000, our revenue improved significantly compared to the three months ended December 31, 1999. This improvement was primarily due to the acquisitions completed subsequent to June 30, 1999, significant growth in our Health Care business unit and a continued shift to higher margin businesses (e-business and management consulting) as our clients' Year 2000 technology issues were resolved.

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

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenue. For the three months ended June 30, 2000, our revenue increased to $69.4 million, representing a 10.2% increase over revenue of $63.0 million for the three months ended June 30, 1999. This increase is attributable to acquisitions accounted for under the purchase method since March 31, 1999. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $69.4 million (including revenue from purchase acquisitions), representing a 36.1% increase over non Year 2000 revenue of $51.0 million for the three months ended June 30, 1999. A substantial portion of this revenue growth is attributable to the expansion of our e-business service offerings, which represent 32.3% of revenue for the quarter ended June 30, 2000, compared to 10.7% for the quarter ended June 30, 1999. Revenue from our business consulting services also increased substantially representing 24.2% of revenue for the quarter ended June 30, 2000 compared to 8.7% of revenue for the quarter ended June 30, 1999. Revenue from our Year 2000 conversion services decreased 100.0% to $-0- for the quarter ended June 30, 2000 compared to $12.0 million for the quarter ended June 30, 1999.

         Cost of Revenue. Cost of Revenue was $39.6 million, or 57.0% of revenue, for the three months ended June 30, 2000, as compared to $34.4 million, or 54.6% of revenue, for the three months ended June 30, 1999. The increase in cost of revenue as a percentage of revenue was primarily attributable to reduced utilization of our software development facilities in India.

         Gross Profit. Gross profit increased 4.3% to $29.8 million in the three months ended June 30, 2000 compared to $28.6 million in the three months ended June 30, 1999. As a percentage of revenue, our gross profit decreased to 43.0% in the three months ended June 30, 2000 compared to 45.4% in the three months ended June 30, 1999. The decrease in gross profit was primarily attributable to reduced utilization of our software development facilities. This decrease was partially offset by higher profit margins in our e-business service offerings.

         Selling, General and Administrative Expenses ("SG&A"). For the three months ended June 30, 2000, SG&A expenses increased to $18.9 million, compared to $12.3 million for the three months ended June 30, 1999. As a percentage of revenue, SG&A expenses for the three months ended June 30, 2000 increased to 27.2% from 19.5% for the same period in 1999. The primary reason for the increase as a percentage of revenue was due to the following:

         o 100% expansion of our sales force over the 12 months ended March 31, 2000;
         o    Aggressive implementation of certain marketing initiatives; and
         o Integration costs related to the multiple acquisitions made over the past 15 months.

         We expect to reduce the rate at which we expand our SG&A infrastructure over the next six months.

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Research and Development Expenses. Research and development expenses decreased to $1.5 million for the three months ended June 30, 2000 compared to $1.6 million for the three months ended June 30, 1999. As a percentage of revenue, R&D was 2.1% for the three months ended June 30, 2000 and 2.6% for the three months ended June 30, 1999. We anticipate that R&D expenses will be under 2.0% of revenue for the remainder of fiscal 2000.

         Goodwill and Intangible Amortization. Goodwill and intangible amortization increased to approximately $2.8 million for the three months ended June 30, 2000 from approximately $1.9 million for the three months ended June 30, 1999. The additional expense primarily reflects the amortization of goodwill and intangibles generated by our 1999 acquisitions.

         Income from Operations. Income from operations for the three months ended June 30, 2000 was $6.6 million compared to $12.8 million for the three months ended June 30, 1999. As a percentage of revenue, income from operations for the three months ended June 30, 2000 decreased to 9.6% from 20.3% in the three months ended June 30, 1999. Excluding amortization and depreciation, income from operations for the three months ended June 30, 2000 decreased to $11.4 million compared to $15.8 million for the three months ended June 30, 1999.

         Other Income (Expense). We realized $202,000 of other expense (net of other income) in the three months ended June 30, 2000 and $1.1 million of other income (net of other expense) in the three months ended June 30, 1999. This reduction reflects the decrease in our invested cash balances over the past year and an expansion of our credit facilities.

         Provision for Income Taxes. Our effective tax rate was 42.5% for the three months ended June 30, 2000 compared to 38.1% for the three months ended June 30, 1999. Excluding non-deductible intangible asset amortization, our effective tax rate was 33.8% for the three months ended June 30, 2000 compared to 36.2% for the three months ended June 30, 1999. Our effective tax rate for the three months ended June 30, 2000 was reduced by approximately 3.0% due to tax saving strategies associated with the closure of our U.K facilities.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         Net Income. Net income decreased to $3.7 million for the three months ended June 30, 2000 compared to $8.6 million for the three months ended June 30, 1999. Excluding amortization, depreciation and one-time charges, net income decreased to $8.4 million for the three months ended June 30, 2000 compared to $11.6 million for the three months ended June 30, 1999. This decrease reflects lower gross profits and higher SG&A expenses.

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenue. For the six months ended June 30, 2000, our revenue increased to $127.7 million, representing an 11.2% increase over revenue of $114.8 million for the six months ended June 30, 1999. This increase is attributable to the acquisitions accounted for under the purchase method since December 31, 1998. Revenue from our service offerings not related to our Year 2000 service offerings, increased to $127.7 million (including revenue from purchase acquisitions), representing a 46.5% increase over non Year 2000 revenue of $87.2 million for the six months ended June 30, 1999. A substantial portion of this revenue growth is attributable to the expansion of our e-business service offerings, which represent 32.2% of revenue for the six months ended June 30, 2000, compared to 11.4% for the six months ended June 30, 1999. Revenue from our business consulting services also increased substantially representing 22.3% of revenue for the six months ended June 30, 2000 compared to 8.1% of revenue for the six months ended June 30, 1999. Revenue from our Year 2000 conversion services decreased 100.0% to $-0- for the six months ended June 30, 2000 compared to $27.7 million for the six months ended June 30, 1999.

         Cost of Revenue. Cost of Revenue was $74.3 million, or 58.2% of revenue, for the six months ended June 30, 2000, as compared to $62.1 million, or 54.1% of revenue, for the six months ended June 30, 1999. The increase in cost of revenue as a percentage of revenue was primarily attributable to reduced utilization of our software development facilities in India.

         Gross Profit. Gross profit increased 1.2% to $53.4 million in the six months ended June 30, 2000 compared to $52.7 million in the six months ended June 30, 1999. As a percentage of revenue, our gross profit decreased to 41.8% in the six months ended June 30, 2000 compared to 45.9% in the six months ended June 30, 1999. The decrease in gross profit was primarily attributable to reduced utilization at our software development facilities. This decrease was partially offset by higher margins in our e-business service offerings.

         Selling, General and Administrative Expenses ("SG&A"). For the six months ended June 30, 2000, SG&A expenses increased to $36.7 million, compared to $23.6 million for the six months ended June 30, 1999. As a percentage of revenue, SG&A expenses for the six months ended June 30, 2000 increased to 28.7% from 20.6% for the same period in 1999. The primary reason for the increase as a percentage of revenue was due to the following:

         o    100% expansion of our sales force over the past 15 months;
         o    Aggressive implementation of certain marketing initiatives; and
         o Integration costs related to the multiple acquisitions made over the past 15 months.

         We expect to reduce the rate at which we expand our SG&A infrastructure over the next six months.

         Research and Development Expenses. Research and development expenses decreased to $2.2 million for the six months ended June 30, 2000 compared to $2.8 million for the six months ended June 30, 1999. As a percentage of revenue, R&D was 1.7% for the six months ended June 30, 2000 and 2.5% for the six months ended June 30, 1999. This reduction reflects our decision to terminate several R&D initiatives during the end of fiscal 1999. We anticipate that R&D expenses will be under 2.0% of revenue for the remainder of fiscal 2000.

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Goodwill and Intangible Amortization. Goodwill and intangible amortization increased to approximately $5.2 million for the six months ended June 30, 2000 from approximately $2.7 million for the six months ended June 30, 1999. The additional expense primarily reflects the amortization of goodwill and intangibles generated by our acquisitions.

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

         Income from Operations. Income from operations for the six months ended June 30, 2000 was $9.3 million compared to $18.2 million for the six months ended June 30, 1999. As a percentage of revenue, income from operations for the six months ended June 30, 2000 decreased to 7.3% from 15.8% during the six months ended June 30, 1999. Excluding amortization, depreciation and one-time charges for acquired in-process research and development and acquisition costs, income from operations for the six months ended June 30, 2000 decreased to $17.9 million compared to $28.4 million for the six months ended June 30, 1999.

         Other Income (Expense). We realized $93,000 of other expense (net of other income) in the six months ended June 30, 2000 and $2.7 million of other income (net of other expense) in the six months ended June 30, 1999. In 2000, net other expense consists primarily of $903,000 of investment and other income offset by interest expense of $996,000. This reduction reflects the decrease in our invested cash balances over the past year and an expansion of our credit facilities. In 1999, other income consisted primarily of investment income generated by our cash and marketable securities.

         Provision for Income Taxes. Our effective tax rate was 43.3% for the six months ended June 30, 2000 compared to 41.3% for the six months ended June 30, 1999. Excluding non-deductible acquisition costs, intangible asset amortization, and life insurance distributions our effective tax rate was 34.3% for the six months ended June 30, 2000 compared to 36.7% for the six months ended June 30, 1999.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         Net Income. Net income decreased to $5.2 million for the six months ended June 30, 2000 compared to $12.2 million for the six months ended June 30, 1999. Excluding amortization, depreciation and one-time charges, net income decreased to $13.8 million for the six months ended June 30, 2000 compared to $22.5 million for the six months ended June 30, 1999. This decrease reflects lower gross profits and higher SG&A expenses.

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Liquidity and Capital Resources

         As of June 30, 2000, we had liquid assets including cash, cash equivalents and marketable securities of $13.4 million, as compared to $37.4 million at December 31, 1999. The decrease was primarily attributable to acquisitions. Additionally, we had working capital at June 30, 2000 of $50.1 million and available bank lines of credit approximating $16.9 million.

         Net cash used in operating activities was $5.4 million for the six months ended June 30, 2000. The negative cash flow from operations primarily reflects the growth in our accounts receivable balances as a result of revenue growth and decreased current liabilities as we paid significant accrued compensation and restructuring charges in the first six months of 2000.

         Net cash used in investing activities was $37.1 million for the six months ended June 30, 2000. We invested $27.8 million in the acquisition of subsidiaries, $4.9 million in property and equipment and $4.9 million in a loan to our CEO.

         Net cash provided by financing activities was $21.2 million for the six months ended June 30, 2000. We added $21.6 million of bank debt in the quarter primarily to finance our investing activities.

         As of June 30, 2000, cash, cash equivalents and marketable securities totaled $13.4 million, of which $6.9 million was held outside of the U.S. Liquid assets in India were $570,000 and require governmental approval for repatriation outside of India. During 2000, approximately $9.0 million of cash was repatriated from India and used to finance our 2000 acquisitions.

         We maintain a $30.0 million credit facility expiring in February 2003. This facility has been temporarily increased by $15.0 million until September 2000. These facilities bear interest at LIBOR plus 1.25% (currently 7.9%) and are collateralized by virtually all of our assets. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios. At June 30, 2000, we had $15.0 million available under these facilities. Certain of our subsidiaries also maintain additional revolving credit line facilities totaling $3.3 million. At June 30, 2000, the amount available under these facilities was $1.9 million. The respective subsidiary's accounts receivable and property and equipment collateralize these facilities.

         We may be obligated to pay certain cash contingent payments in connection with our 1999 acquisition of Neverdahl. The maximum amount of Neverdahl acquisition contingencies is $2.5 million and is payable prior to September 30, 2000.

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Liquidity and Capital Resources (Continued)

         We continuously review our future cash requirements, together with our available bank lines of credit and internally generated funds. We believe we have adequate capital resources to meet all working capital obligations and fund the development of our current business operations, including the following business objectives:

         o    Continued expansion of existing business;
         o    Continued funding of research and development initiatives;
         o    Anticipated levels of capital expenditures; and
         o Any debt repayment requirements, including those that may be required pursuant to the integration of our acquisitions.

Asset Management

         Our accounts receivable balance was $58.0 million at June 30, 2000, an increase of $11.9 million from December 31, 1999. The increase was primarily due to a new acquisition and revenue growth of 54.1% over the fourth quarter of 1999. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). At June 30, 2000, our DSO was 75 days. The Orion acquisition adds approximately 9 days to our DSO due to the traditionally longer payment cycles prevalent in the health care industry. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without valued added taxes, DSO would be approximately 4 days less than the above levels.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

         IMRglobal is exposed to market risk from changes in interest rates and exchange rates between the U.S. dollar and the currencies of various countries in which we operate. IMRglobal has not engaged in hedging transactions and is not a party to any leveraged derivatives.

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



                                                    IMRglobal Corp.



Date    August 11, 2000                             /s/ Satish K. Sanan
      ---------------------                         --------------------------
                                                    Satish K. Sanan
                                                    Chief Executive Officer



Date    August 11, 2000                             /s/ Robert M. Molsick
      ---------------------                         --------------------------
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



   27             Financial Data Schedule...................................25