Form 10-Q
period 2000-09-30
IMRGLOBAL CORP
filed 2000-11-13
CIK 1021772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         As of November 3, 2000, there were 41,118,230 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                            PAGE
                                                                            ----

    ITEM 1.   Consolidated Balance Sheets
              as of December 31, 1999 and September 30, 2000...............    3

              Consolidated Statements of Operations
              for the Three Months and Nine Months Ended
              September 30, 1999 and 2000..................................    4

              Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1999 and 2000........    5

              Notes to Consolidated Financial Statements...................    6


    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   15

    ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk...   23


                         PART II - OTHER INFORMATION
                         ---------------------------

    ITEM 1.   Legal Proceedings............................................   24

    ITEM 2.   Changes in Securities........................................   24

    ITEM 5.   Other Information............................................   24

    ITEM 6.   Exhibits and Reports on Form 8-K.............................   24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                         1999            2000
                                                                      ---------       ---------
                                                                                     (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents ...................................      $  35,021       $  15,894
   Marketable securities .......................................          2,411              --
   Accounts receivable, net of allowance .......................         46,031          64,523
   Unbilled work in process ....................................          7,756          16,297
   Deferred income taxes .......................................         10,606          12,286
   Prepaid expenses and other current assets ...................          6,340           6,603
                                                                      ---------       ---------

         Total current assets ..................................        108,165         115,603

Property and equipment, net of accumulated depreciation ........         36,973          39,144
Capitalized software costs, net of accumulated amortization ....          3,839           5,196
Deferred income taxes ..........................................          2,309           1,628
Deposits and other assets ......................................          9,317          16,611
Intangible assets, net of accumulated amortization:
   Goodwill ....................................................        138,535         162,451
   Acquired technology .........................................          4,660           3,766
                                                                      ---------       ---------

         Total assets ..........................................      $ 303,798       $ 344,399
                                                                      =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving credit loans ......................................      $  10,258       $   8,650
   Accounts payable ............................................         10,349           4,239
   Accrued compensation ........................................         11,341          20,408
   Deferred revenue ............................................          3,286           6,919
   Other current liabilities ...................................         25,840          22,856
                                                                      ---------       ---------

         Total current liabilities .............................         61,074          63,072

Long-term debt .................................................            985          30,904
Deferred income taxes ..........................................          1,594             580
Accrued compensation ...........................................          5,222           4,849
                                                                      ---------       ---------

         Total liabilities .....................................         68,875          99,405
                                                                      ---------       ---------

Shareholders' equity:
   Common stock ................................................          3,713           4,132
   Additional paid-in capital ..................................        213,748         216,346
   Retained earnings ...........................................         21,594          32,792
   Notes receivable from share sales ...........................           (703)           (591)
   Treasury stock ..............................................         (1,118)         (2,214)
   Accumulated other comprehensive loss ........................         (2,311)         (5,471)
                                                                      ---------       ---------

         Total shareholders' equity ............................        234,923         244,994
                                                                      ---------       ---------

         Total liabilities and shareholders' equity ............      $ 303,798       $ 344,399
                                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------  -------------------------------
                                                          1999            2000            1999            2000
                                                       ---------       ---------       ---------       ---------
Revenue .........................................      $  62,159       $  75,208       $ 177,000       $ 202,893
Cost of revenue .................................         35,059          42,688          97,173         116,999
                                                       ---------       ---------       ---------       ---------

         Gross profit ...........................         27,100          32,520          79,827          85,894

Selling, general and administrative expenses ....         16,367          18,336          39,997          54,988
Research and development expenses ...............          1,888           1,252           4,730           3,420
Goodwill and intangible amortization ............          2,026           2,522           4,755           7,766
Acquired in-process research and development ....             --              --           3,410              --
Acquisition costs ...............................             --              --           1,936              --
                                                       ---------       ---------       ---------       ---------

         Income from operations .................          6,819          10,410          24,999          19,720

Other income (expense):
         Interest expense .......................             (3)           (725)             (6)         (1,721)
         Interest income and other ..............          1,343            (181)          4,022             722
                                                       ---------       ---------       ---------       ---------

         Total other income (expense) ...........          1,340            (906)          4,016            (999)
                                                       ---------       ---------       ---------       ---------

Income before provision for income taxes ........          8,159           9,504          29,015          18,721

Provision for income taxes ......................          2,967           3,534          11,587           7,523
                                                       ---------       ---------       ---------       ---------

         Net income .............................      $   5,192       $   5,970       $  17,428       $  11,198
                                                       =========       =========       =========       =========

Earnings per share:
         Basic ..................................      $    0.13       $    0.15       $    0.50       $    0.28
                                                       =========       =========       =========       =========

         Diluted ................................      $    0.12       $    0.14       $    0.44       $    0.26
                                                       =========       =========       =========       =========

Shares outstanding:
         Basic ..................................         38,486          40,791          34,923          39,395
                                                       =========       =========       =========       =========

         Diluted ................................         42,471          43,565          39,486          43,375
                                                       =========       =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                        1999           2000
                                                                                      --------       --------
Cash flows from operating activities:
   Net income ..................................................................      $ 17,428       $ 11,198
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ............................................         8,191         12,636
      In-process research and development ......................................         3,410             --
      Tax benefit of stock options .............................................         2,829            479
      Income taxes .............................................................         6,309          2,569
      Changes in operating assets and liabilities:
         Accounts receivable, unbilled work-in-process and deferred revenue ....       (13,570)       (21,327)
         Other assets ..........................................................       (12,766)        (2,909)
         Other liabilities .....................................................        (1,705)        (7,536)
                                                                                      --------       --------

         Total adjustments .....................................................        (7,302)       (16,088)
                                                                                      --------       --------

         Net cash provided by (used in) operating activities ...................        10,126         (4,890)
                                                                                      --------       --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired ....................................................       (17,461)       (28,970)
   Investment in marketable securities, net ....................................        15,075          2,411
   Additions to capitalized software costs .....................................        (1,433)        (1,889)
   Additions to property and equipment .........................................       (20,363)        (5,805)
   Related party loan ..........................................................            --         (4,902)
                                                                                      --------       --------

         Net cash used in investing activities .................................       (24,182)       (39,155)
                                                                                      --------       --------

Cash flows from financing activities:
   Net advances (repayments) from revolving credit line ........................          (443)        (1,616)
   Payments on long-term debt ..................................................        (5,315)        (1,436)
   Increase in long-term debt ..................................................            --         30,867
   Proceeds from issuance of common stock ......................................         1,120          1,560
   Repayment of note receivable from share sales ...............................            --            112
   Purchase of treasury shares .................................................            --         (1,128)
                                                                                      --------       --------

         Net cash provided by (used in) financing activities ...................        (4,638)        28,359
                                                                                      --------       --------

Effect of exchange rate changes ................................................        (1,365)        (3,441)
                                                                                      --------       --------

Net decrease in cash and cash equivalents ......................................       (20,059)       (19,127)
Cash and cash equivalents at beginning of period ...............................        78,807         35,021
                                                                                      --------       --------

Cash and cash equivalents at end of period .....................................      $ 58,748       $ 15,894
                                                                                      ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         COMPUTATION OF EARNINGS PER SHARE--Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                    ------------------      ------------------
                                                     1999        2000        1999        2000
                                                    ------      ------      ------      ------
          Weighted average
             common stock outstanding ........      38,486      40,791      34,923      39,395

          Weighted average
             common stock equivalents ........       3,985       2,774       4,563       3,980
                                                    ------      ------      ------      ------

          Shares used in diluted earnings
             per share calculation ...........      42,471      43,565      39,486      43,375
                                                    ======      ======      ======      ======

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

         RECENT ACCOUNTING PRONOUNCEMENTS--In December 1999, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. Management estimates the effect of adopting SAB 101 will result in a cumulative charge approximating $2.0 to $3.0 million, net of applicable taxes. Management estimates that revenue for the nine months ended September 30, 2000 will not be materially impacted by the adoption of SAB 101.

3.       CREDIT FACILITIES

         During 2000, IMRglobal temporarily increased its credit facility to provide an additional $15.0 million of availability under the agreement, bringing the total availability to $45.0 million. The additional $15.0 million is due in December 2000. In addition, the term of the primary credit facility was extended to February 2003. At September 30, 2000, the Company had $7.0 million available under this agreement.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


4.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for the nine months ended September 30, 2000 are summarized as follows (in thousands):

                                   COMPRE-                                           NOTES                 ACCUMULATED
                                   HENSIVE                ADDITIONAL              RECEIVABLE                  OTHER
                                   INCOME       COMMON     PAID-IN      RETAINED  FROM SHARE    TREASURY   COMPREHENSIVE
                                   (LOSS)       STOCK      CAPITAL      EARNINGS     SALES        STOCK        LOSS         TOTAL
                                  ---------   ---------   ---------    ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1999 ...... $      --   $   3,713   $ 213,748    $  21,594   $    (703)   $  (1,118)   $  (2,311)   $ 234,923
Common stock issued in
   connection with acquisitions..        --         116       9,395           --          --           --           --        9,511
Lyon stock price
   contingency payment ..........        --          --      (8,500)          --          --           --           --       (8,500)
Employee stock purchase plan ....        --          11         958           --          --           32           --        1,001
Repayment of note receivable
   from share sales .............        --          --          --           --         112           --           --          112
Stock options exercised .........        --         292         267           --          --           --           --          559
Tax benefit of
   stock options exercised ......        --          --         478           --          --           --           --          478
Purchase of treasury stock ......        --          --          --           --          --       (1,128)          --       (1,128)
Net income ......................    11,198          --          --       11,198          --           --           --       11,198
Translation adjustment ..........    (3,160)         --          --           --          --           --       (3,160)      (3,160)
                                  ---------

Comprehensive income ............ $   8,038          --          --           --          --           --           --           --
                                  =========   ---------   ---------    ---------   ---------    ---------    ---------    ---------

Balance, September 30, 2000 .....             $   4,132   $ 216,346    $  32,792   $    (591)   $  (2,214)   $  (5,471)   $ 244,994
                                              =========   =========    =========   =========    =========    =========    =========

5.       BUSINESS COMBINATIONS

         INTUITIVE GROUP LIMITED ("INTUITIVE")--On January 28, 2000, IMRglobal acquired 100% of the outstanding stock of Intuitive Group Limited, headquartered in London. Intuitive was a privately held provider of customer relationship management ("eCRM") software solutions and services for the financial services markets. Intuitive had additional offices in Boston and Sydney. In exchange for Intuitive's common stock, Intuitive's shareholders received approximately $18.0 million in cash. In addition, $394,000 in cash and 327,997 shares of IMRglobal common stock was paid to the Intuitive shareholders during July 2000 based on the achievement of certain financial objectives for the period ended March 31, 2000, as defined in the original agreement. The contingent payment resulted in a corresponding increase in the purchase price and the resulting goodwill. The Intuitive acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

         LYON CONSULTANTS S.A.("LYON")--During May 1998, IMRglobal acquired 100% of Lyon Consultants S.A. ("Lyon") for approximately $16.7 million in cash and 531,353 shares of IMRglobal common stock. In addition, the acquisition agreement, as amended, provided that if the average price of the IMRglobal shares on NASDAQ was less than $34.05 per share for the seven trading days prior to May 15, 2000, then IMRglobal would pay the former Lyon shareholders the difference between the average price on NASDAQ and $34.05 multiplied by 499,353 shares. During June 2000, IMRglobal paid $8.5 million in cash as a final settlement of this contingency.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

5.       BUSINESS COMBINATIONS (CONTINUED)

         NEVERDAHL-LOFT & ASSOCIATES, INC. ("NEVERDAHL")--In connection with IMRglobal's December 1999 acquisition of Neverdahl, IMRglobal paid $2.0 million in cash to the former Neverdahl shareholders for attaining certain financial objectives for the period ended June 30, 2000. This payment resulted in an increase in the purchase price and the resulting goodwill.

6.       ACQUISITIONS

         During 1999 and 2000, IMRglobal completed several acquisitions. The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared on the basis that all acquisitions had taken place on January 1, 1999 (in thousands except per share amounts):

                                                               SEPTEMBER 30,
                                                          ----------------------
                                                            1999          2000
                                                          --------      --------

          As reported:
            Revenue .................................     $177,000      $202,893
            Net income ..............................     $ 17,428      $ 11,198
            Basic earnings per share ................     $   0.50      $   0.28
            Diluted earnings per share ..............     $   0.44      $   0.26

          Pro forma:
            Revenue .................................     $229,204      $204,777
            Net income ..............................     $ 16,474      $ 11,549
            Basic earnings per share ................     $   0.43      $   0.29
            Diluted earnings per share ..............     $   0.39      $   0.27

          Adjusted pro forma revenue
             after removal of Year 2000 services ....     $195,473      $204,777

         In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1999 or 2000 or of future operations of the combined companies under the ownership and management of IMRglobal.

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

7.   SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED)

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

         Information regarding the reporting segments is as follows:

                                                  INFORMATION      HEALTH
                                                   TECHNOLOGY     CARE AND     SOFTWARE
                                                   SOLUTIONS      GOVERNMENT   DELIVERY
                                                  AND SERVICES    SOLUTIONS     CENTERS        TOTAL
                                                  ------------    ---------     --------      --------
          NINE MONTHS ENDED SEPTEMBER 30, 2000

          Revenue from external customers ....      $173,275      $ 29,239      $    379      $202,893
                                                    ========      ========      ========      ========
          Intersegment revenue ...............      $  5,121      $     --      $ 18,740      $ 23,861
                                                    ========      ========      ========      ========
          Depreciation expense ...............      $  3,127      $    162      $  1,048      $  4,337
                                                    ========      ========      ========      ========
          Segment net profit .................      $ 21,969      $  8,060      $    877      $ 30,906
                                                    ========      ========      ========      ========
          Segment assets .....................      $154,437      $ 16,310      $ 17,134      $187,881
                                                    ========      ========      ========      ========

          NINE MONTHS ENDED SEPTEMBER 30, 1999

          Revenue from external customers ....      $164,957      $ 11,178      $    865      $177,000
                                                    ========      ========      ========      ========
          Intersegment revenue ...............      $    674      $     --      $ 24,549      $ 25,223
                                                    ========      ========      ========      ========
          Depreciation expense ...............      $  2,550      $     55      $    831      $  3,436
                                                    ========      ========      ========      ========
          Segment net profit .................      $ 32,231      $  3,365      $  4,234      $ 39,830
                                                    ========      ========      ========      ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

7.       SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED)

                                                        INFORMATION      HEALTH
                                                        TECHNOLOGY      CARE AND      SOFTWARE
                                                         SOLUTIONS      GOVERNMENT    DELIVERY
                                                        AND SERVICES    SOLUTIONS     CENTERS          TOTAL
                                                        ------------    --------      --------       --------

          THREE MONTHS ENDED SEPTEMBER 30, 2000

          Revenue from external customers ..........      $ 63,817      $ 11,432      $    (41)      $ 75,208
                                                          ========      ========      ========       ========
          Intersegment revenue .....................      $    286      $     --      $  6,516       $  6,802
                                                          ========      ========      ========       ========
          Depreciation expense .....................      $  1,028      $     59      $    362       $  1,449
                                                          ========      ========      ========       ========
          Segment net profit .......................      $ 10,695      $  3,247      $    242       $ 14,184
                                                          ========      ========      ========       ========

          THREE MONTHS ENDED SEPTEMBER 30, 1999

          Revenue from external customers ..........      $ 53,084      $  8,958      $    117       $ 62,159
                                                          ========      ========      ========       ========
          Intersegment revenue .....................      $    316      $     --      $ 11,282       $ 11,598
                                                          ========      ========      ========       ========
          Depreciation expense .....................      $    967      $     44      $    278       $  1,289
                                                          ========      ========      ========       ========
          Segment net profit .......................      $  7,337      $  2,616      $    780       $ 10,733
                                                          ========      ========      ========       ========


         Following are reconciliations of reporting segment net profit and assets to the amounts included in the consolidated financial statements:

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                   1999           2000
                                                                 --------       --------
          Total net profit for reportable segments ........      $ 39,830       $ 30,906
          Research and development ........................        (4,730)        (3,420)
          Goodwill and intangible amortization ............        (4,755)        (7,766)
          Acquired in-process research and development ....        (3,410)            --
          Acquisition costs ...............................        (1,936)            --
          Other income (expense) ..........................         4,016           (999)
                                                                 --------       --------
          Consolidated income
             before provision for income taxes ............      $ 29,015       $ 18,721
                                                                 ========       ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


7.       SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                               1999           2000
                                                             --------       --------
          Total net profit for reportable segments ....      $ 10,733       $ 14,184
          Research and development ....................        (1,888)        (1,252)
          Goodwill and intangible amortization ........        (2,026)        (2,522)
          Other income ................................         1,340           (906)
                                                             --------       --------

          Income before provision for income taxes ....      $  8,159       $  9,504
                                                             ========       ========


                                                           DECEMBER 31,   SEPTEMBER 30,
                                                            ---------       ---------
                                                              1999            2000
                                                            ---------       ---------
          Total assets for reportable segments .......      $ 161,991       $ 187,881
          Elimination of intersegment receivables ....        (14,303)        (23,613)
          Deferred income taxes ......................         12,915          13,914
          Intangible assets ..........................        143,195         166,217
                                                            ---------       ---------

          Total assets ...............................      $ 303,798       $ 344,399
                                                            =========       =========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

8.       RESTRUCTURING CHARGE

         In the fourth quarter of 1999, IMRglobal implemented a restructuring plan to redeploy resources to exploit its expanding e-business service offering and better align its organization with its corporate strategy. The restructuring plan included the closure of three European offices, the write-down of specific mainframe software and hardware and the reduction of its global workforce. During the third quarter of 2000, IMRglobal initiated a plan to consolidate Canadian operations by closing three western Canada offices. The restructuring charge is summarized as follows (in thousands):

                                                                                      CASH PAID                       ACCRUED
                                                         WRITE-        ADDITIONAL      THROUGH        ADJUSTMENT      CHARGE
                                        RESTRUCTURING     DOWN        RESTRUCTURING  SEPTEMBER 30,   FOR CERTAIN   SEPTEMBER 30,
                                           CHARGE       OF ASSETS        CHARGES         2000         RESERVES         2000
                                          --------       --------       --------       --------       --------       --------
Closure of European facilities:
   Severance payments
      (80 employees) ...............      $    664       $     --       $     --       $ (1,386)      $    722       $     --
   Long-term commitments ...........         4,626             --             --           (954)        (1,881)         1,791
   Goodwill ........................           348           (348)            --             --             --             --
   Property and equipment ..........         1,089         (1,089)            --             --             --             --
Closure of Canadian facilities:
   Severence payments
      (40 employees) ...............            --             --            298           (245)            --             53
   Long-term commitments ...........            --             --            271            (44)            --            227
   Property and equipment ..........            --           (339)           339             --             --             --
Other severance payments ...........            --
   (70 employees) ..................         1,809             --             --         (1,606)          (113)            90
Property and equipment .............         3,691         (3,691)            --             --             --             --
Other restructuring costs ..........           150             --              7            (57)            50            150
                                          --------       --------       --------       --------       --------       --------

                                          $ 12,377       $ (5,467)      $    915       $ (4,292)      $ (1,222)      $  2,311
                                          ========       ========       ========       ========       ========       ========

         Long-term commitments relating to real estate leases are expected to be paid over the life of the underlying lease agreements which expire through 2013. The remaining accrued charge is expected to be paid by December 31, 2001.

         During 2000, IMRglobal renegotiated various long-term commitments related to the European facilities and the payment of more generous severance payments for U.K. employees. Accordingly, during the year ended September 30, 2000, adjustments were made to certain reserves.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

9.       CONTINGENCIES

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

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, some matters discussed in our report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements including the following:

          o    our ability to continue to increase our revenue;
          o our anticipation that research and development expenses will be under 2.0% of revenue for the remainder of fiscal 2000; and
          o    our ability to refinance our short-term credit facilities.

Reference is made in particular to the remaining discussion in this report and as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission.

CURRENT DEVELOPMENTS

         RESULTS OF OPERATIONS. After our 1996 initial public offering, we experienced sequential revenue and earnings per share growth (excluding one-time charges) for each of the eleven quarters ended June 30, 1999. However, both revenue and earnings decreased in the following two quarters and included a loss for the three months ended December 31, 1999 as we converted to a vertical industry focused company.

         For the three months ended March 31, 2000, June 30, 2000 and September 30, 2000, our revenue improved significantly compared to the three months ended December 31, 1999. This improvement was primarily due to the acquisitions completed subsequent to June 30, 1999, significant growth in our Health Care and Governmental business unit and a continued shift to our vertical industry focused business model.

         NON-CASH CHARGES. Due to the following factors, our amortization and depreciation expense have increased significantly as a proportion of our total expenses:

          o    ten significant acquisitions from May 1998 through January 2000;
          o    investment in real estate and infrastructure in India; and
          o    completion of our global headquarters in Clearwater, Florida.

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

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                                   % OF                          % OF            PERCENT
                                                     1999         REVENUE          2000         REVENUE          CHANGE
                                                   --------       --------       --------       --------        --------
Revenue .....................................      $ 62,159            100%      $ 75,208            100%             21%
Cost of revenue .............................        35,059             56         42,688             57              22
                                                   --------       --------       --------       --------

         Gross profit .......................        27,100             44         32,520             43              20
Selling, general and administrative .........        16,367             26         18,336             24              12
Research and development ....................         1,888              3          1,252              2             (34)
Goodwill and
   intangible amortization ..................         2,026              3          2,522              3              24
                                                   --------       --------       --------       --------

         Income (loss) from operations ......         6,819             11         10,410             14              53
Other income (expense):
   Interest expense .........................            (3)             0           (725)            (1)             --
   Other income .............................         1,343              2           (181)             0            (113)
                                                   --------       --------       --------       --------

         Total other income (expense) .......         1,340              2           (906)            (1)           (188)
                                                   --------       --------       --------       --------

Income (loss) before
   provision for income taxes ...............         8,159             13          9,504             13              16
Provision for income taxes ..................         2,967              5          3,534              5              19
                                                   --------       --------       --------       --------

         Net income .........................      $  5,192              8%      $  5,970              8%             15%
                                                   ========       ========       ========       ========

         REVENUE. Revenue for the three months ended September 30, 2000 increased 21% over revenue for the three months ended September 30, 1999. This increase was despite a decrease of $6.1 million from Year 2000 services. This increase was attributable to:

          o acquisitions accounted for under the purchase method since June 30, 1999;
          o an increase in revenue from service offerings not related to Year 2000 service offerings of 34% over non Year 2000 revenue for the prior year; and
          o    significant growth in our Health Care and Governmental unit.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue by vertical industry is as follows:

                                                       THREE MONTHS ENDED
                                                      --------------------

                                                        1999         2000
                                                      -------      -------
          Financial Services                          $24,148      $38,012
          Health Care and Governmental                  8,958       11,432
          Commercial Services                          29,053       25,764
                                                      -------      -------

                                                      $62,159      $75,208
                                                      =======      =======

         COST OF REVENUE. Cost of revenue as a percentage of revenue remained relatively flat at 57% for the three months ended September 30, 2000 compared to 56% for the three months ended September 30, 1999.

         GROSS PROFIT. Gross profit as a percentage of revenue remained relatively flat at 43% for the three months ended September 30, 2000 compared to 44% for the three months ended September 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). As a percentage of revenue, SG&A expenses for the three months ended September 30, 2000 decreased to 24% from 26% for the same period in 1999. The decrease was primarily due to the impact of our acquisition integration. We expect SG&A expenses to increase in absolute dollars going forward as we make additional investments to support our sales and marketing initiatives.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). Research and development expenses decreased 34% compared to the same period in the prior year as management discontinued certain research initiatives. We anticipate that R&D expenses will be less than 2.0% as a percentage of revenue in the fourth quarter of 2000.

         GOODWILL AND INTANGIBLE AMORTIZATION. The increase in goodwill and intangible amortization of 24% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily reflects the additional amortization of goodwill and intangibles generated by our acquisitions in December 1999 and January 2000.

         INCOME FROM OPERATIONS. Income from operations increased 53% over the same period of the prior year. As a percentage of revenue, income from operations for the three months ended September 30, 2000 increased to 14% from 11% in the three months ended September 30, 1999. Excluding amortization and depreciation, income from operations for the three months ended September 30, 2000 increased to $14.5 million from $10.1 million in the three months ended September 30, 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         OTHER INCOME (EXPENSE). We realized $906,000 of other expense (net of other income) in the three months ended September 30, 2000 as compared to $1.3 million of other income (net of other expense) in the three months ended September 30, 1999. Approximately $509,000 of this net expense was due to foreign exchange losses as several European and Asian currencies depreciated significantly against the U.S. dollar during the three months ended September 30, 2000. The remaining change reflects the decrease in our invested cash balances over the past year and an expansion of our credit facilities.

         PROVISION FOR INCOME TAXES. Our effective tax rate was 37% for the three months ended September 30, 2000 compared to 36% for the three months ended September 30, 1999.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         NET INCOME. Net income increased 15% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Excluding amortization and depreciation, net income increased to $9.1 million for the three months ended September 30, 2000 compared to $7.8 million for the three months ended September 30, 1999.

         EARNINGS PER SHARE. Diluted earnings per share increased 17% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Excluding amortization and depreciation pro forma earnings per share increased to $0.21 for the three months ended September 30, 2000 compared to $0.18 for the three months ended September 30, 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------

                                                                    % OF                           % OF           PERCENT
                                                    1999          REVENUE           2000          REVENUE          CHANGE
                                                 ---------       ---------       ---------       ---------       ----------
Revenue ...................................      $ 177,000             100%      $ 202,893             100%              15%
Cost of revenue ...........................         97,173              55         116,999              58               20
                                                 ---------       ---------       ---------       ---------

         Gross profit .....................         79,827              45          85,894              42                8
Selling, general and administrative .......         39,997              23          54,988              27               37
Research and development ..................          4,730               3           3,420               2              (28)
Goodwill and
   intangible amortization ................          4,755               3           7,766               4               63
Acquired in-process R&D ...................          3,410               2              --               0             (100)
Acquisition costs .........................          1,936               1              --               0             (100)
                                                 ---------       ---------       ---------       ---------

         Income (loss) from operations ....         24,999              14          19,720              10              (21)
Other income (expense):
   Interest expense .......................             (6)              0          (1,721)             (1)              --
   Other income ...........................          4,022               2             722               0              (82)
                                                 ---------       ---------       ---------       ---------

         Total other income (expense) .....          4,016               2            (999)              0             (125)
                                                 ---------       ---------       ---------       ---------

Income (loss) before
   provision for income taxes .............         29,015              16          18,721              10              (35)
Provision for income taxes ................         11,587               7           7,523               4              (35)
                                                 ---------       ---------       ---------       ---------

         Net income .......................      $  17,428              10%      $  11,198               6%             (36)%
                                                 =========       =========       =========       =========


         REVENUE. Revenue for the nine months ended September 30, 2000 increased 15% over revenue for the nine months ended September 30, 1999. This increase was attributable to:

          o acquisitions accounted for under the purchase method since June 30, 1999;
          o an increase in revenue from service offerings not related to Year 2000 service offerings of 42% over non Year 2000 revenue for the prior year; and
          o    significant growth in our Health Care and Governmental unit.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue by vertical industry is as follows:

                                                         NINE MONTHS ENDED
                                                      ----------------------

                                                        1999          2000
                                                      --------      --------
          Financial Services                          $ 67,887      $100,948
          Health Care and Governmental                  11,178        29,239
          Commercial Services                           97,935        72,706
                                                      --------      --------

                                                      $177,000      $202,893
                                                      ========      ========

         COST OF REVENUE. Cost of revenue as a percentage of revenue increased to 58% for the nine months ended September 30, 2000 compared to 55% for the nine months ended September 30, 1999. This increase was primarily attributable to reduced utilization of our software development facilities in India.

         GROSS PROFIT. Gross profit increased 8%, to $85.9 million in the nine months ended September 30, 2000 from $79.8 million in the nine months ended September 30, 1999. Gross profit as a percentage of revenue decreased to 42% for the nine months ended September 30, 2000 compared to 45% for the nine months ended September 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased 37% over the same period of the prior year. As a percentage of revenue, SG&A expenses for the nine months ended September 30, 2000 increased to 27% from 23% for the same period in 1999. The increase was principally due to costs associated with the 100% expansion of our sales force, aggressive implementation of certain marketing initiatives and integration costs related to the multiple acquisitions made prior to 2000. We expect SG&A expenses to increase in absolute dollars going forward as we make additional investments to support our sales and marketing initiatives.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 28% compared to the same period in the prior year as management discontinued certain research initiatives. We anticipate that R&D expenses will be less than 2.0% as a percentage of revenue for the full year.

         GOODWILL AND INTANGIBLE AMORTIZATION. The increase in goodwill and intangible amortization of 63% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 reflects the additional amortization of goodwill and intangibles generated by our acquisitions during 1999 and in January of 2000.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         INCOME FROM OPERATIONS. Income from operations decreased 21% over the same period of the prior year. As a percentage of revenue, income from operations for the nine months ended September 30, 2000 decreased to 10% from 14% in the nine months ended September 30, 1999. Excluding amortization and depreciation, income from operations for the nine months ended September 30, 2000 decreased to $32.4 million from $33.2 million in the nine months ended September 30, 1999.

         OTHER INCOME (EXPENSE). We realized $999,000 of other expense (net of other income) in the nine months ended September 30, 2000 as compared to $4.0 million of other income (net of other expense) in the nine months ended September 30, 1999. This change reflects the decrease in our invested cash balances over the past year and an expansion of our credit facilities.

         PROVISION FOR INCOME TAXES. Our effective tax rate was 40% for both the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         NET INCOME. Net income decreased 36% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Excluding amortization, depreciation and one-time charges, net income decreased to $20.7 million for the nine months ended September 30, 2000 compared to $23.9 million for the nine months ended September 30, 1999.

         EARNINGS PER SHARE. Diluted earnings per share decreased 41% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Excluding amortization, depreciation and one-time charges pro forma earnings per share decreased to $0.48 for the nine months ended September 30, 2000 compared to $0.61 for the nine months ended September 30, 1999.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had liquid assets including cash, cash equivalents and marketable securities of $15.9 million, as compared to $37.4 million at December 31, 1999. The decrease was primarily attributable to acquisitions. Additionally, we had working capital at September 30, 2000 of $52.5 million and available bank lines of credit approximating $9.6 million.

         Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2000. The negative cash flow from operations primarily reflects the growth in our accounts receivable balances as a result of revenue growth and decreased current liabilities as we paid significant accrued compensation and restructuring charges in the first three months of 2000. During the most recent six month period (April 1, 2000 through September 30, 2000) $1.8 million of net cash was provided by operations.

         Net cash used in investing activities was $39.2 million for the nine months ended September 30, 2000. We invested $29.0 million in the acquisition of subsidiaries and the settlement of contingent acquisition consideration, $5.8 million in property and equipment and $4.9 million in a loan to our CEO.

         Net cash provided by financing activities was $28.4 million for the nine months ended September 30, 2000. We added $30.9 million of bank debt primarily to finance our investing activities.

         As of September 30, 2000, cash and cash equivalents totaled $15.9 million, of which $10.8 million was held outside of the U.S. Liquid assets in India were $738,000 and require governmental approval for repatriation outside of India. During 2000, approximately $9.0 million of cash was repatriated from India and used to finance our 2000 acquisitions.

         We maintain a $30.0 million credit facility expiring in February 2003. This facility had been temporarily increased by $15.0 million until December 2000. These facilities bear interest at LIBOR plus 1.25% (7.9% as of September 30, 2000) and are collateralized by virtually all of our assets. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios. At September 30, 2000, we had $7.0 million available under these facilities. Certain of our subsidiaries also maintain additional revolving credit line facilities totaling $3.3 million. At September 30, 2000, the amount available under these facilities was $2.6 million. The respective subsidiary's accounts receivable and property and equipment collateralize these facilities.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         We continuously review our future cash requirements, together with our available bank lines of credit and internally generated funds. We anticipate replacing our short-term facility of $15 million with a long-term facility during December 2000. If we are unable to place this facility, we may be required to repatriate approximately $5.0 million from our foreign subsidiaries in order to repay this facility during December 2000. Although we do not anticipate this repatriation to result in any additional income taxes, due to the complexities of international tax rules, some additional income taxes may result. We believe we have adequate capital resources to meet all working capital obligations and fund the development of our current business operations, including the following business objectives:

          o    continued expansion of existing business;
          o    continued funding of research and development initiatives;
          o    anticipated levels of capital expenditures; and
          o    any debt repayment requirements.

ASSET MANAGEMENT

         Our accounts receivable balance was $64.5 million at September 30, 2000, an increase of $18.5 million from December 31, 1999. The increase was primarily due to a new acquisition and revenue growth of 67% over the fourth quarter of 1999. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). At September 30, 2000, our DSO was 77 days. The Orion acquisition adds approximately 9 days to our DSO due to the traditionally longer payment cycles prevalent in the health care industry. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without valued added taxes, DSO would be approximately 4 days less than the above levels.

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

ITEM 2.   CHANGES IN SECURITIES

          On July 5, 2000, in connection with the January 31, 2000 acquisition of Intuitive Group Limited ("Intuitive") by merger with a subsidiary of the Company, the Company issued 327,997 shares of its common stock, par value $.10 per share, to eleven former shareholders and optionholders of Intuitive (the "Purchasers"). The issuance was made pursuant to an earnout arrangement with the recipients and the issuance satisfied on obligation of the Company in the amount of $4.6 million.

          The Company issued the shares without registration under the Securities Act of 1933, as amended (the "Act"). The Company relied upon the exemptions set forth in Section 4(2) of the Act, Rule 505 of Regulation D as well as Regulation S. In the transaction, the Company
          (a) made available to the Purchasers the information required by Rule 502(c) of Regulation D, (b) did not offer the shares by means of advertisement, general solicitation or other means perscribed by Rule 502(c) of Regulation D, (c) informed the Purchasers of the limitation on resale of the shares and placed an appropriate restrictive legend on the share certificates, and (d) filed a notice on Form D with the Securities and Exchange Commission within 15 days after the share issuance. No underwriter was involved in the transaction. Each Purchaser executed a document in which they represented that they were purchasing the securities for investment only and not for the purpose of resale or distribution. In addition, none of the Purchasers were U.S. persons as defined in Rule 902(k) of Regulation S.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMRGLOBAL CORP.

Date     NOVEMBER 10, 2000              /s/ SATISH K. SANAN
     ---------------------------        ----------------------------------------
                                        Satish K. Sanan
                                        Chief Executive Officer



Date     NOVEMBER 10, 2000              /s/ MICHAEL J. DEAN
     ---------------------------        ----------------------------------------
                                        Michael J. Dean
                                        Chief Financial Officer

                                IMRGLOBAL CORP.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

   27                   Financial Data Schedule