Form 10-K405
period 2000-12-31
IMRGLOBAL CORP
filed 2001-03-26
CIK 1021772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of March 7, 2001, was approximately $224.4 million based upon the closing price of $6.00 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

      As of March 7, 2001, there were 44,036,341 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                IMRglobal Corp.

                                   Form 10-K
                        For Year Ended December 31, 2000

                               Table of Contents

                                                                            Page
                                                                            ----

Part I
     Item   1.  Business....................................................   1
     Item   2.  Properties..................................................  10
     Item   3.  Legal Proceedings...........................................  11
     Item   4.  Submission of Matters to a Vote of Security Holders.........  11

Part II
     Item   5.  Market for Registrant's Common Equity and Related
                   Shareholder Matters......................................  12
     Item   6.  Selected Consolidated Financial Data........................  13
     Item   7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................  14
     Item  7A.  Quantitative and Qualitative Disclosure
                   About Market Risks.......................................  35
     Item   8.  Financial Statements and Supplementary Data. ...............  35
     Item   9.  Changes in and Disagreements with Independent Auditors on
                   Accounting and Financial Disclosure......................  73

Part III
     Item 10.   Directors and Executive Officers of the Registrant..........  73
     Item 11.   Executive Compensation......................................  73
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management...........................................  73
     Item 13.   Certain Relationships and Related Transactions..............  73

Part IV
     Item 14.   Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K......................................  74
     Signatures ............................................................  77

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements express or are based on expectations about future events. Forward-looking statements include

      o Our belief that financial services, healthcare, government, utilities, retail and manufacturing/distribution industries will be the dominant users of our solutions;

      o Our belief that companies in certain industries will need our services as they do not lend themselves to "off the shelf" solutions;

      o Our belief that component-based architecture will be the dominant development technology over the next several years;

      o Our estimation that our future tax rates may increase for our India operations.

      Other forward-looking statements can be identified by the use of forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "believes," "estimated," "projected," "intends to" or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the risks described below under "Risk Factors That May Affect Future Results". Additionally, there can be no assurance that our proposed merger with CGI will be consummated. When considering these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this annual report on Form 10-K, and should recognize that those forward-looking statements speak only as of the date made. We do not undertake any obligation to update any forward-looking statement included in this annual report.

Item 1. Business

Merger

      On February 21, 2001, we announced the execution of a Merger Agreement with CGI Group, Inc., a major IT outsourcing company headquartered in Montreal, Quebec. Pursuant to the merger agreement and subject to its terms and conditions, CGI Florida Corporation will be merged with and into IMRglobal Corp., and IMRglobal Corp. will become a wholly owned subsidiary of CGI Group, Inc. The merger agreement has been approved by our Board of Directors and is subject to approval by our shareholders, certain regulatory approvals, and satisfaction of other closing conditions.

General

      We are a leading global provider of end-to-end information technology solutions to Fortune 500 and Global 2000 companies in key vertical industries. Those industries include financial services, healthcare, government, utilities, retail and manufacturing/distribution. Our services include business consulting, e-business, software development, application maintenance and professional services.

      In today's global market place where there is significant consolidation, deregulation and privatization, and increasing competition, companies are being forced to change their traditional business models to stay competitive. These changes require sophisticated, highly customized, Web-enabling information technology solutions that will transform companies' current infrastructure to better serve their respective clients. Simultaneously, companies cannot afford to discard the value that has been invested into their legacy systems. Depending on our client's specific needs, we provide a comprehensive suite of products and end-to-end services that address their business requirements quickly and cost effectively. We offer our solutions and services either on a fixed price, fixed time or a time and material basis.

      We offer our clients a full life-cycle approach to solving their business requirements. We start with planning and design where we provide IT strategy formulation and business consulting services to help clients design the solution that specifically addresses their business requirements. Our development and integration services build and integrate the new solution using our component-based architecture or other Web-enabling technologies. After development, we provide ongoing application management and support of the new solution. A detailed description of our solutions and services is provided in following sections.

      A major part of our business strategy was to identify and penetrate those industries that we believe would be dominant users of our unique suite of solutions and services. Based on our research, we targeted the financial services, healthcare, government, utilities, retail and manufacturing/distribution industries. Within the financial services industry, we focused mainly on the insurance sector. We believe companies in these targeted industries are facing the most significant changes either through globalization, increased competition, deregulation and privatization or economic pressures. Due to the scope and the pace of these changes, we believe that the IT solutions needed for these industries rarely lend themselves to "off the shelf" packages or services.

      In addition, the costs to develop and maintain customized solutions are both expensive and time consuming. Many companies in these targeted industries do not possess the required resources to successfully complete these types of projects. Over the past three years, we have worked to address the needs of these industries through our acquisition program and our research and development efforts and we spent $6.2 million, $6.6 million, and $3.5 million, on research and development efforts in 1998, 1999 and 2000, respectively. As a result, we have developed or acquired industry specific IT solutions, which are described in the following sections.

      Our acquisition efforts have allowed us to expand our specific industry expertise in our targeted markets and/or provide significant expertise in new technologies. Our most recent acquisitions are summarized below:

    Acquisition                 Acquisition Date         Location               Acquisition Highlights
    -----------                 ----------------         --------               ----------------------
Intuitive Group Ltd.            January 2000         London, England         o   Provides electronic
                                                                                 Customer Relationship
                                                                                 Management ("eCRM")
                                                                                 technology.
                                                                             o   Expand life insurance
                                                                                 industry expertise.

Neverdahl-Loft and              December 1999        Lincoln, Nebraska       o   Expand life insurance
Associates, Inc.                                                                 Industry expertise

Orion Consulting, Inc.            June 1999          Cleveland, Ohio         o   Expand healthcare &
                                                                                 government industry expertise.

                                                                             o   Healthcare claims adjudication
                                                                                 technology.

Professional Partners and         April 1999         Howell, New Jersey      o   Expand property & casualty
Lakewood Software                                                                insurance industry expertise.
Partners, Inc. ("PLP")

      Through our acquisition and research and development programs, we have assembled a number of vertical industry solutions that combine the functionality of customized software with the speed of implementation of a packaged solution. These solutions usually require a relatively low level of customization and lower maintenance costs and are easily modified to meet changing business requirements.

      Examples of some of our specific market solutions include:

      o Our Internet focused eCRM solutions have been specifically developed to address needs in the insurance industry in both Europe and North America. This eCRM solution accumulates pertinent client information and timely disseminates this information to insurance industry employees as they talk to their clients.

      o Our insurance solution includes a suite of component-based applications that support definition of new products, acquisition of new businesses, and the administration, billing, processing and paying of claims and commissions. We customize these applications for clients in property and casualty, life and reinsurance sectors of the insurance business.

      o Our healthcare solution allows health insurance companies to analyze data and identify trends and anomalies in healthcare claims, which can then be targeted for further investigation. This allows our clients to screen their incoming claims and to identify erroneous reimbursement claims more efficiently.

      o Our retail solution includes our Price Change Management System which is currently integrated and jointly marketed through our alliance with RETEK, a leading provider of Web-architect software for the global retail industry and its trading partners.

      Our vertical solutions represent a rapidly growing part of our business at this time. We have continued to focus on developing component-based solutions because we believe that they provide significant benefits to our clients including a faster deployment time and generally lower total cost than fully customized solutions. In addition, we believe that our component-based solutions are more reliable and better tailored to the specific needs of our clients than pre-packaged products. During 2000, we significantly upgraded our component-based solutions to the life insurance market and property and casualty insurance markets. These solutions have resulted in several contracts in 2000 and early 2001, each with a revenue value of at least $1 million.

      We provide all of our solutions and services on an outsourcing basis. Outsourcing is the use by a client of third party providers to perform activities traditionally handled by that company's internal staff. We believe that outsourcing has proven effective in helping in-house IT departments manage costs while reducing the time needed to complete projects. We augment the benefits of outsourcing by providing our clients with a global network of centers with highly trained and qualified technology professionals. We utilize the time differences between our development centers in our global network to create a 24-hour "virtual workday" during which our technology professionals can work on projects for our clients.

      One of the competitive advantages, and an important part of our strategy, is to offer our solutions and services on a fixed-price, fixed-time basis. We believe that a high percentage of projects started by internal IT departments are not completed on time or on budget, and many are not completed at all. By offering fixed pricing, we enable our clients to reduce their exposure to increased costs and by using our "on-site, off-site" delivery model, which utilizes one or more of our worldwide delivery centers, we can maintain consistent quality and reduce the project delivery time. For large-scale development projects we can deliver projects faster by using multiple delivery centers. Over the past three years, we have successfully delivered over 100 fixed-price projects.

      In addition to fixed-price, fixed-time projects, we provide programming and IT consulting services at clients' sites as needed, usually on a time and material basis. We also help our clients with tactical issues such as Year 2000 conversion services and the transition to the Euro currency.

      Currently, we maintain a staff of approximately 2,200 software development professionals to serve our clients. We maintain dedicated software development centers in Mumbai and Bangalore and operate four other software development centers, one in our corporate and international headquarters in Clearwater, and others in Paris, Sydney and Tokyo. We also have approximately 20 domestic branch/sales offices.

      We were incorporated in 1988 and we are a Florida corporation.

Industry Overview

      We believe that the industries for which we are developing solutions are faced with dramatic business, technological and economic changes that are forcing them to alter their traditional business methods. These changes include de-mutualization and consolidation in the insurance sector, deregulation of the utility industry, consolidation in the financial services industry and privatization in the healthcare industry. Intense competition and globalization in turn are driving the development of new products and services which must be made available on a cost and time efficient basis. In addition, the utilization of the Internet is forcing the majority of industries to change the way they conduct business. First to market for Internet solutions is a key competitive advantage for many companies. Accordingly, the integration of e-commerce into companies has become an integral part of the competitive environment.

      These changes require the support of IT and e-business solutions. We believe companies in our targeted industries are faced with competitive and economic pressures to reduce the time and costs needed to develop and market new products. As a consequence, many companies can no longer develop new applications relying solely on their internal IT staff. Moreover, the complexities of the industries in which our clients operate often preclude the use of packaged solutions. We believe these industries require customized solutions with the speed of packaged solutions, and the flexibility to constantly integrate these solutions with updated technologies and legacy systems.

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

      The IT services industry has evolved into a highly fragmented environment with several large, national service providers, a small number of international providers and a large number of regional service providers. We believe that in light of recent globalization trends, IT service providers with an increasing global presence will be better able to address the IT needs of the large Fortune 500 and Global 2000 sized companies.

Our Delivery Process

      Our proprietary Total Software Quality Management ("TSQM") process is based in part on software standards published by the Institute of Electrical & Electronic Engineers and the Software Engineering Institute ("SEI") software engineering process models and ISO 9001 quality processes. To position itself for future business from companies in the European Community, as well as from international affiliates of its North American clients, IMRglobal's facilities in India and the U.K. have achieved ISO 9001/9002/9003 certification. IMRglobal is pursuing company-wide ISO 9001/9002/9003 and SEI certification.

      During each stage of a project, we utilize TSQM to monitor progress and quality, including deviations from project plans that could adversely affect on-time delivery, compliance with project specifications and project financial performance. The project team collects, analyzes and reports on key quality metrics to verify compliance with quality standards used in project execution and the project team serves as a custodian of information regarding the methods, techniques and tools that have been utilized to perform specific tasks. Through this process of constant re-evaluation of our performance on each project, we continuously refine and enhance the TSQM software engineering process as a means to leverage the benefit of our cumulative project experience.

      The responsibilities for completion of each TSQM phase are allocated among on-site and off-site teams to optimize cost savings and accelerate project delivery. The actual tasks allocated to each team member are determined principally by the amount of client interaction required at the client site to complete the project successfully. The front-end phase, which may include business area analysis, development of a technical strategy, requirements definition, requirements analysis, high-level design and technical architecture is completed by the on-site project manager and the project team through interaction with the client. The implementation phase, which may include programming, unit testing and system testing, is largely performed off-site via satellite link. The off-site teams at our North American, European and Australian offices coordinate the efforts of the on-site and off-site teams and monitor and manage the quality of the over-all project. Working regular business hours, the on-site and off-site teams together use most hours of the clock to deliver projects in fewer elapsed calendar days. Due to the time differences between India, Asia, Europe and North America, we create a virtual "second shift" for our clients allowing for more rapid completion of projects.

      Our off-site software development centers provide significant opportunities to reduce costs and manage the risks of a project. The software development center is often able to use the excess capacity of a client's existing computing facilities during off-peak hours. This allows additional projects to be undertaken without substantial client investment in new hardware and software. The costs of satellite communications and infrastructure acquired by us at an off-site center will be spread among multiple-clients and projects. If the scope of a project is unexpectedly expanded, we generally are able to draw upon our development centers' resources to increase project personnel. In addition, for larger projects with critically short time frames, the resource availability of an off-site facility allows us to overlap various development phases to accelerate delivery time.

Solutions & Services

      We provide a broad range of IT solutions and services, including; (a) business-consulting; (b) IT strategy formulation; (c) e-business services and solutions; (d) application development; (e) application management and support; and (f) professional services. We deliver each of these services independently or as a comprehensive package.

      o Business Consulting. We have been significantly increasing our industry business expertise in each of our targeted markets by hiring people with extensive experience in particular industries and by acquiring companies that focus exclusively on a particular vertical industry. We provide specific industry business experience such as helping our healthcare clients by simplifying complex business issues, evaluating their financial and operational performance and supplying advice in the ever-changing healthcare industry. Our healthcare consultants have a national reputation as experts in the Health Insurance Portability and Accountability Act ("HIPAA") and healthcare payment methodologies and help our clients to improve the quality of their services, increase productivity and reduce costs.

      o IT Strategy Formulation. By combining specific industry business expertise with our technological experience, we are able to assist our clients in formulating effective IT strategies that best match their business objectives. Specific areas would include portfolio optimization, program management, software evaluation and infrastructure strategy.

      o e-business Services and Solutions. We help clients design and implement solutions involving the Internet and electronic commerce. Currently, our fastest growing e-business solution is our eCRM solution being offered to the insurance industry. Other e-business services include the development of Internet strategies, management of Web content and training. Our senior e-commerce consultants assist clients in understanding the opportunities, procedures and technological challenges associated with conducting electronic commerce. Our technical staff concurrently designs, develops and implements the underlying technologies supporting the e-business initiative, using state-of-the-market development technologies. The scope of e-business projects includes: Web retaining, client extranets, online service centers, supply chain optimization, electronic data interface, corporate intranets, back office integration, sales force extranets and knowledge base management.

      Our e-business services underwent a dramatic change in the second half of 2000, as many internet companies experienced severe cash flow problems and many went out of business. Accordingly, our clients now utilize our e-business solutions as part of their overall IT strategy as opposed to a stand alone solution.

      o Application Development. Using an approach similar to the popular Lego(R)-building block approach, we utilize reusable, industry-specific software components to quickly build vertical, industry specific applications for our clients. These pre-built, pre-tested software components, along with components customized for company-specific purposes, are assembled in significantly less time than building an application from scratch and provide clients a solution that fits their business better than a packaged solution. This approach can be used to deliver projects on an accelerated basis for selected platforms, avoiding the functional shortcomings of traditional standardized, pre-packaged software solutions or the time and cost of developing completely new custom solutions.

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

      3) Preventive maintenance involves modifications to application systems to improve performance, without changing the basic system.

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

Clients and Representative Projects

      The Company provides solutions and services to large businesses, primarily Fortune 500 and comparably sized companies with intensive information processing needs. Prior to 1998, the Company's marketing efforts were directed to clients on the basis of IT needs rather than industry group. Beginning in 1998, the Company began to redirect its marketing efforts to key vertical markets including insurance, financial services, healthcare & government, retail, manufacturing and distribution and utilities. Companies and clients in these industries have historically provided the greater source of business opportunities for the Company.

                  Insurance                   Financial Services                Healthcare & Government
                  ---------                   ------------------                -----------------------
          John Hancock Mutual Life              Barclays Bank                    Blue Cross/Blue Shield

                CGU Insurance                  American Express                 Foundation Health System

               Pearl Assurance             Schroders International            American Medical Association

               ING/Realiastar              Banque National de Paris              Medical Mutual of Ohio

                     CNA                         Sakura Bank                Ohio Housing & Urban Development

                   Retail                Manufacturing & Distribution                  Utilities
                   ------                ----------------------------                  ---------
                 Blockbuster                  Arrow Electronics                        Ameritech

                   Target                       Fleming Foods                             SAUR

                  Fingerhut                        Michelin                    Southern California Edison

                 Winn Dixie                        Renault                       Tampa Electric Company

                   Eckerd                            CGM

      During the year ended December 31, 2000, the Company's top two clients accounted for approximately 12% of total revenue and the top five clients accounted for approximately 20% of total revenue. During the year ended December 31, 1999, the Company's top two clients accounted for approximately 11% of total revenue and the top five clients accounted for approximately 20% of total revenue. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use the Company's services in a subsequent year.

Sales and Marketing

      We market and sell our services directly through our professional staff and senior management operating at our United States and international regional offices and sales branch offices. We focus our marketing efforts on large corporations within our targeted industries that have significant IT budgets and recurring staffing or software development needs. Marketing personnel identify prospects and enter the information into a database that is consistently maintained. Direct sales representatives utilize those records to initiate the sales cycle from prospect qualification to closing. As a result, we can pre-qualify sales opportunities and minimize the time that direct sales representatives spend on prospect qualification.

      Our marketing programs include direct mail campaigns, advertising, seminars, conferences and other activities. The sales executive and technical support teams define the scope, deliverables, assumptions and execution strategies for a proposed project. They also develop project estimates, prepare pricing margin, and cash flow analyses, and finalize sales proposals. Management reviews and approves all proposals and the sales staff presents the proposal to the prospective client. Sales personnel are actively involved throughout the execution phase of every project, as we believe successful project implementations will lead to more sales opportunities at that client.

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

Competition

      The IT services market is highly competitive and is served by numerous national, regional and local firms. Our clients generally consist of large corporations principally in the insurance, capital markets, utilities, healthcare, government, retail, manufacturing and distribution, and media and communications industries. Many of our competitors are aggressively pursuing business from these entities. In addition to in-house IT departments, market participants include e-business, systems consulting and integration firms, professional service companies, applications software firms, temporary employment agencies, professional services divisions of large integrated manufacturing and other companies, facilities management and outsourcing companies, accounting and business consulting firms such as the "Big 5" and related entities.

      We believe that many of our competitors have significantly greater financial, technical and market resources and generate greater revenue than we do. We compete by offering Web enabled vertical industry solutions, component-based software products, a successful service delivery model, excellent referral base, continued focus on client needs, quality of service, competitive prices and strong project management capabilities and technical expertise.

Human Resources

      As of March 7, 2001 we had approximately 2,400 employees, including approximately 2,000 in our United States, U.K., France, Japan, Canada and Australian headquarters and branch offices and approximately 400 in our software development centers in India. Additionally, we had approximately 200 independent contractors performing various services. None of our employees are subject to a collective bargaining arrangement, except for approximately 300 employees in France.

      As of March 7, 2001, approximately 375 of our United States employees were working under the H-1B non-immigration work permitted visa classification, which we processed for those employees through the United States Immigration and Naturalization Service. The H-1B visa classification enables United States employers to hire qualified foreign workers in positions which required education at least equal to a United States baccalaureate degree in specialty occupations such as software systems engineering and systems analysis.

      We believe that there is a shortage of, and significant competition for, certain IT professionals particularly those with specific insurance e-business skills. Our future success will depend in large part upon our ability to attract, train, motivate and retain highly skilled employees with the advanced business and technical skills necessary to perform the services we offer. We have active recruiting programs in North America, Europe, and Asia and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. We also have adopted a career and education management program working with employees to define their objectives and career plans. Through an intensive orientation and training program, we introduce new employees to our TSQM software engineering process and our products and services.

Item 2. Properties

      The following table sets forth a description of our principal facilities:

                                  Square Feet            Owned/
          Location                 (Approx.)      Lease Expiration Date                Function
------------------------------    ------------    ---------------------                --------
Clearwater, Florida                 131,000       Owned                      Corporate headquarters and
                                                                             software development facility

Bangalore, India                     66,000       March 2007 -               Software development facility
                                                   June 2007

Cleveland, Ohio                      30,900       September 2007             Healthcare industry facility

Mumbai, India                        28,000       Owned                      Software development facility

New Delhi, India                     28,000       Owned                      Future facility

Howell, New Jersey                   14,300       January 2001 -             Insurance industry facility
                                                   September 2005

Paris, France                        14,300       May 2005 -                 France headquarters and
                                                   May 2009                  software development facility

London area (Stevenage) England      13,000       February 2014 -            U.K. headquarters and software
                                                   October 2018              development facility

Tokyo, Japan                         12,900       January 2003               Japan headquarters and
                                                                             software development facility

Toronto, Canada                      10,600       October 2002               Canada headquarters

Sidney, Australia                     8,100       May 2002                   Australian headquarters and
                                                                             software development facility

      The leases for our headquarters in Bangalore and Paris and our facilities in Toronto contain options to extend the term for an additional five years.

      We own the building at our software development facility in Mumbai, India and we lease the land through March 2096. We own land and a building in New Delhi, India which may be renovated to house a future facility. At this time we are considering the sale of the New Delhi, India property.

      In addition, we lease branch offices, which are used primarily for sales and marketing purposes, in Boston, Chicago, Dallas, Minneapolis, New York, Kansas City, Pittsburgh, Sacramento, St. Louis and Harrisburg in the United States, Montreal, Melbourne, Paris and Luxembourg outside the United States.

      As a result of our acquisitions in 1999 and 2000, we acquired properties under existing leases which we do not intend to utilize. Of approximately 15 properties which have been identified as inactive leases, 4 of these properties have been sublet, and an additional 3 properties have leases expiring in 2001 that will not be renewed. We are actively working to sublease the remaining 8 properties.

Item 3. Legal Proceedings

      We are not a party to any pending material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.

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

      Set forth below are the high and low sales prices for shares of the common stock for the periods indicated.

                    Fiscal Period Ended              High           Low
                    -------------------              ----           ---

              2001:

                   First Quarter (through
                      March 20, 2001)               $ 8.13          $4.13

              2000:

                   First Quarter                    $19.00          $8.50
                   Second Quarter                   $19.19         $11.13
                   Third Quarter                    $14.19         $10.19
                   Fourth Quarter                   $11.88          $2.38

              1999:

                   First Quarter                    $32.63         $12.94
                   Second Quarter                   $23.25         $13.75
                   Third Quarter                    $20.13          $8.00
                   Fourth Quarter                   $14.50          $7.00

      The number of shareholders of record of the common stock as of March 7, 2001, was 226 based on transfer agent reports. On March 20, 2001, the closing price of our stock as reported on Nasdaq was $5.94.

      We did not declare any cash dividends in 1999 or 2000 and we do not intend to declare or pay cash dividends in the foreseeable future. We anticipate that all earnings and other cash resources, if any, will be retained for future investment in our business.

Item 6. Selected Consolidated Financial Data

      The following selected financial data for the years 1996 through 2000 should be read along with the audited financial statements. The information below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   Year Ended December 31,
                                                             ----------------------------------------------------------------------

                                                                1996           1997          1998           1999             2000
                                                             ---------      ---------      ---------      ---------       ---------

                                                                              (In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue ...............................................      $  30,988      $  89,645      $ 170,318      $ 222,028       $ 256,172
Gross profit ..........................................         13,346         39,934         80,243         92,857         101,345
Income (loss) from operations .........................          5,016         16,908         28,823        (10,110)          8,754
Cumulative effect of change
   in accounting method, net of income taxes ..........             --             --             --             --          (2,707)
Net income (loss) .....................................          2,890         12,469         19,880        (11,839)            185
Diluted earnings (loss) per share .....................           0.13           0.40           0.57          (0.34)           0.00
Cash dividends ........................................          1,623             --            163             --              --
Cash dividends per share ..............................           0.07             --             --             --              --

Weighted average common stock and
   common stock equivalents
   outstanding, assuming dilution .....................         23,026         31,238         35,064         34,786          43,261

Consolidated Balance Sheet Data
   (at year end):
Cash, cash equivalents and marketable securities ......      $  30,307      $  91,452      $ 110,416      $  37,432       $  19,689
Working capital .......................................         31,371         96,977        122,783         47,091          43,552
Total assets ..........................................         50,563        138,656        223,699        303,798         318,835
Long-term debt, net of current portion ................             39            918            671            985          30,894
Shareholders' equity ..................................         41,045        114,358        174,814        234,923         231,780
Shares outstanding at period end,
   net of treasury stock ..............................         22,430         26,370         30,392         37,028          41,069

o Revenue for the year ended December 31, 1997 attributable to the 1997 acquisition was $18.0 million.

o Revenue for the year ended December 31, 1998 attributable to 1998 acquisitions was $18.4 million.

o Revenue for the year ended December 31, 1999 attributable to 1999 acquisitions was $52.3 million.

o Revenue for the year ended December 31, 2000 attributable to the 2000 acquisition was $20.0 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Before we discuss our results of operations in detail, we set forth relevant information about recent developments and the significant acquisitions we have made, clarify income tax matters and explain conventions we use throughout this section.

Current Developments

      Merger--On February 21, 2001, we announced the execution of a Merger Agreement with CGI Group, Inc., a major IT outsourcing company headquartered in Montreal, Quebec. The merger agreement has been approved by our Board of Directors and is subject to approval by our shareholders, certain regulatory approvals and satisfaction of other closing conditions. Upon completion of the merger, holders of IMRglobal common stock will receive, for each share of IMRglobal common stock, 1.5974 Class A Subordinate Shares of CGI Group, Inc. See
note 23, under Item 8 of this Form 10-K, for additional information. Except as explicitly noted, the following discussion of business results, risk factors and forward-looking statements does not take into account business changes that may be made following the completion of the proposed merger. We currently expect the merger to be completed in 2001.

      Results of Operation -- We achieved significant revenue and profitability growth in each of the first three quarters of 2000. During the fourth quarter of 2000, we experienced a sharp revenue decline of nearly 30% compared to the third quarter of 2000. This sharp revenue decline resulted in a loss for the three months ended December 31, 2000 and offset most of our profits earned in the first three quarters of 2000.

      The primary reasons for the fourth quarter revenue decrease were:

      o Significant reductions in our e-business service offerings as clients either delayed e-business initiatives or cancelled e-business projects.

      o Delays in the start up of several engagements as clients maintained budgetary reserves in anticipation of a slowing economy in 2001.

      o Significant decrease in our Asian business units (Australia and Japan) due to the reduction in e-business opportunities and weakening economic conditions in Asia.

      o The recognition of a $2.3 million client discount in the fourth quarter of 2000.

      Acquisitions

      Intuitive Group Limited--On January 28, 2000, we acquired 100% of the outstanding stock of Intuitive Group Limited ("Intuitive"), headquartered in London. Intuitive was a privately held provider of eCRM software solutions and services for the financial services markets. Intuitive had additional offices in Boston and Sydney. In exchange for Intuitive's common stock, Intuitive's shareholders received approximately $18.0 million in cash. In addition, $394,000 in cash and 327,997 shares (valued at approximately $4.2 million) of our common stock was paid to Intuitive shareholders during July 2000 based on the achievement of certain financial objectives for the period ended March 31, 2000, as defined in the acquisition agreement. The contingent payment resulted in a corresponding increase in the purchase price and the resulting goodwill. We have accounted for the Intuitive acquisition as a purchase, and as a result, the operating results of Intuitive are reflected in the consolidated financial results from the date of acquisition.

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

      Revenue from services provided on a time and material basis is recognized in the period that the services are provided. Revenue attributable to contracts for software licenses is recognized after the software has been delivered and all significant uncertainties regarding client acceptance have expired. Revenue attributable to maintenance is deferred and recognized ratably over the contract period.

      Certain services in our healthcare practice are provided on a contingency arrangement, based on the recovery of expenses for clients or based on providing litigation support to clients. Previously, we had recognized this revenue, net of an estimated percentage for claims not accepted, as the claims were delivered to the client. Effective January 1, 2000, we adopted Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Under the new accounting method, we changed the method of accounting for these revenues to recognize revenue upon client acceptance of claims submitted. The cumulative effect of the change on prior years resulted in a charge to income of $2.7 million (net of income taxes of $1.7 million). This cumulative effect is included in income for the year ended December 31, 2000.

      Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits for personnel dedicated to client projects, as well as facility costs at the India software development facilities.

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

Income Tax Matters

      India Operations--Our subsidiary, IMRglobal-India, is eligible for certain favorable tax provisions provided under the Indian Income-Tax Act, including the following:

      o     a tax holiday from corporate income taxes, expiring in 2008.

      o an exemption from income taxes on the profits derived from exporting computer software or transmitting software from India. The exemption will be phased out over the next five years by 20% each year.

      The effective tax rate for our India operations has been less than 5% for 1998, 1999 and 2000 as a result of these exemptions. Accordingly, the effective tax rate for our India operations may increase to approximately 35% with the expiration of the tax holiday and tax exemption.

Results of Operations

      The following table summarizes for the years indicated, certain items from the Company's statements of operations expressed as a percentage of revenue and percentage change in the dollar amount of such items compared to the prior year.

                                                                                                                   Percentage Change

                                                                              December 31                             Year to Year

                                                      -----------------------------------------------------------  -----------------

                                                                  % of                 % of               % of     1998-      1999-
                                                         1998    Revenue     1999     Revenue     2000    Revenue   1999       2000
                                                         ----    -------     ----     -------    ----     -------  ------     ------

Revenue ...........................................   $ 170,318    100%   $ 222,028     100%   $ 256,172    100%     30%        15%
Cost of revenue ...................................      90,075     53%     129,171      58%     154,827     60%     43%        20%
                                                      ---------           ---------            ---------

    Gross profit ..................................      80,243     47%      92,857      42%     101,345     40%     16%         9%

Selling, general and administrative ...............      34,754     20%      58,457      26%      77,172     30%     68%        32%
Research & development ............................       6,247      4%       6,635       3%       3,504      1%      6%       (47)%
Goodwill and intangible amortization ..............       2,074      1%       6,705       3%      10,448      4%    223%        56%
Allowance for acquisition receivables .............          --     --           --      --        1,632      1%     --         --
Restructuring charge and impairment ...............          --     --       16,814       8%        (165)    --      --       (101)%
Acquisition costs .................................         145     --        2,168       1%          --     --    1395%      (100)%
Acquired in-process R&D ...........................       8,200      5%       3,410       2%          --     --     (58)%     (100)%
Charge associated with treasury stock purchase ....          --     --        8,778       4%          --     --      --       (100)%
                                                      ---------           ---------            ---------

    Income (loss) from operations .................      28,823     17%     (10,110)     (5)%      8,754      3%   (135)%      187%
                                                      ---------           ---------            ---------

Other income (expense):
   Interest expense ...............................        (234)    --         (108)     --       (2,682)    (1)%   (54)%     2383%
   Other income ...................................       4,561      3%       5,264       2%         294     --      15%       (94)%
                                                      ---------           ---------            ---------

      Total other income (expense) ................       4,327      3%       5,156       2%      (2,388)    (1)%    19%      (146)%
                                                      ---------           ---------            ---------

Income (loss) before provision for income taxes
   and cumulative effect of a change in
   accounting method ..............................      33,150     19%      (4,954)     (2)%      6,366      2%   (115)%     (229)%

Provision for income taxes ........................      13,270      8%       6,885       3%       3,474      1%    (48)%      (50)%
                                                      ---------           ---------            ---------

Income (loss) before cumulative effect
   of a change in accounting method ...............      19,880     12%     (11,839)     (5)%      2,892      1%   (160)%     (124)%


Cumulative effect of a change in accounting method,
   net of income taxes ............................          --     --           --      --       (2,707)    (1)%    --         --
                                                      ---------           ---------            ---------

      Net income (loss) ...........................   $  19,880     12%   $ (11,839)     (5)%  $     185     --    (160)%      102%
                                                      =========           =========            =========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenue. Revenue for the year ended December 31, 2000 increased 15% over revenue for the year ended December 31, 1999. Approximately $20 million of this increase was attributable to our acquisition of Intuitive. Excluding our Year 2000 service offering, our revenue increased 37% from 1999 to 2000.

      Revenue by vertical industry is as follows:

                                                                 Year Ended
                                                            --------------------
                                                              1999        2000
                                                            --------    --------

      Finance Solution Services (FSS) ..........            $ 84,371    $125,466

      Healthcare and Governmental ..............              16,086      39,112

      Commercial Services (all other industries)             121,571      91,594
                                                            --------    --------

               Total ...........................            $222,028    $256,172
                                                            ========    ========

      The reduction of $34.6 million of Year 2000 programming service revenue that was recognized in 1999 was a major reason for the 2000 decrease in Commercial Service revenue. The remaining decrease is attributable to our focus on sales, marketing and research investments being targeted primarily to the financial services and healthcare vertical industries in 2000.

      Cost of Revenue. As a percentage of revenue, cost of revenue increased from 58% for 1999 to 60% for 2000. A portion of this increase was attributable to less work being performed by our India software development facility which has a significantly lower cost basis compared to our North American and European operations. Many e-business projects did not lend themselves to our offshore model due to the rapid evolution of this technology.

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

      Gross Profit. Gross profit increased to $101.3 million for the year ended December 31, 2000 compared to $92.9 million for the year ended December 31, 1999. Our gross profit margins, as a percentage of revenue, decreased to 40% for the year ended December 31, 2000 compared to 42% for the year ended December 31, 1999.

      Selling, General and Administrative Expenses ("SG&A"). SG&A increased to $77.2 million in 2000 from $58.5 million in 1999. This increase is attributable to the following:

      o     Our aggressive expansion of our North American sales force;

      o Inclusion of a full year of operations in 2000 for our 1999 acquisitions; and

      o     Our January 2000 acquisition of Intuitive.

As a percentage of revenue, SG&A increased from 26% in 1999 to 30% in 2000. This increase is primarily attributable to the increase in our North American sales force and sales leadership during 2000.

      Research and Development Expenses ("R&D"). Research and development decreased to 1% of revenue as management discontinued certain research initiatives at the end of 1999. The decrease is consistent with management's plan, and we anticipate R&D expenses to continue to be approximately 1% of revenue.

      Goodwill and Intangible Amortization. Goodwill and intangible amortization increased to $10.4 million and 4% of revenue for the year ended December 31, 2000 compared to $6.7 million and 3% of revenue for the year ended December 31, 1999. This increase reflects the following:

      o     Full year of amortization for our 1999 purchase acquisitions;

      o     January 2000 acquisition of Intuitive; and

      o Payment of contingency payments in 2000 for the 1999 acquisitions of ECWerks and Neverdahl-Loft.

      Allowance for Acquisition Receivable. During 2000, IMRglobal recognized a $1.6 million bad debt expense for claim recovery receivables that were acquired in our June 15, 1999 purchase acquisition of Orion Consulting, Inc. The revenue attributable to this $1.6 million receivable was recognized prior to our acquisition.

      During 2000, we also recognized a cumulative effect of a change in accounting method in connection with these claim recovery projects.

      Income (Loss) from Operations. Income from operations for the year ended December 31, 2000 was $8.8 million compared to a loss of $10.1 million for the year ended December 31, 1999. Excluding non-recurring charges, amortization and depreciation, income from operations would be as follows:

                                                           1999           2000
                                                         --------      --------
      Income (loss) from operations ...........          $(10,110)     $  8,754

      Non-recurring charges:
         Allowance for acquired receivables ...                --         1,632
         Executive compensation ...............             1,921            --
         Restructuring charge .................            12,377          (165)
         Impairment of long-lived assets ......             4,437            --
         Acquisition costs ....................             2,168            --
         Acquired in-process research
            and development ...................             3,410            --
         Charge associated with treasury
            stock purchase ....................             8,778
      Depreciation and amortization ...........            11,994        16,371
                                                         --------      --------

      Income from operations, as adjusted .....          $ 34,975      $ 26,592
                                                         ========      ========
      Income from operations, as adjusted, as a
         percentage of revenue ................                16%           10%

      Other Income (Expense). We used the majority of our invested cash and borrowed approximately $30 million for our 1999 and 2000 acquisitions. Accordingly, investment income decreased $2.9 million in 2000 compared to 1999 while interest expense increased $2.6 million in 2000 compared to 1999. In addition, we recognized a $1.5 million foreign currency loss in 2000 compared to a $900,000 gain in 1999. As a result of the above, other income (expense) decreased to a negative $2.4 million in 2000 compared to a positive $5.2 million in 1999.

      Provision for Income Taxes. Our effective tax rate for 2000 would be 36% compared to 37% for 1999 if the following items are excluded:

      o     Non-recurring charges
      o     Goodwill and intangible amortization
      o     Change in tax expense due to change in Japan's tax laws
      o     Tax benefits from closure of our Northern Ireland facility
      o     Reduction in our U.K. valuation allowance

      We calculate the effective tax rate by dividing the provision for income taxes by income before provision for income taxes.

      Our effective tax rate has increased primarily due to the large increase in non-deductible goodwill and intangible asset amortization. For 2000, only 15% of our goodwill and intangible amortization is deductible. In addition, income tax expense increased due to a change in Japanese tax laws that eliminated our income tax benefit on goodwill amortization in Japan.

      These income tax increases were partially offset by one-time tax benefits for the favorable write-off of our Northern Ireland operations and the reversal of our U.K. subsidiaries net operating loss valuation allowance. The valuation allowance was reversed based on the realization of U.K. net operating losses through tax planning.

      We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal's foreign subsidiaries. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

      Cumulative Effect of a Change in Accounting Method. The cumulative effect of a change in accounting method reflects the adoption of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Effective January 1, 2000, IMRglobal changed its method of accounting for revenue recognition for certain contract related revenue from claims dollar recovery projects, in accordance with this pronouncement. These projects involve identifying overpaid or erroneously paid insurance claims to be recovered from healthcare providers by medical insurance companies. Previously, IMRglobal recognized revenue, less an estimated percentage for claims not accepted, as identified claims were submitted to the client. Under the new accounting method adopted retroactive to January 1, 2000, IMRglobal now recognizes revenue upon the earlier of collection of the findings based fee or notification of acceptance of submitted claims from the client. The cumulative effect of the change on prior years resulted in a charge to income of $2.7 million (net of income taxes of $1.7 million), which is included in results of operations for the year ended December 31, 2000.

      Earnings per Share. Diluted earnings per share increased from a loss of ($0.34) per share for the year ended December 31, 1999 to $0.004 for the year ended December 31, 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenue. Revenue increased 30% over revenue in the year ended December 31, 1998. Of this increase, approximately $52.3 million was attributable to our acquisition of ECWerks, Fusion, PLP, Orion and Neverdahl. Revenue for the year ended December 31, 1999 from services not related to our Year 2000 service offering, increased to $187.5 million (including purchase acquisitions), representing a 101% increase over revenue of $93.1 million for the year ended December 31, 1998. Year 2000 revenue decreased to $34.6 million or 16% of total revenue for the year ended December 31, 1999 compared to $77.2 million or 45% of total revenue for the year ended December 31, 1998. Year 2000 revenue will be less than 1% of our revenue in the future. Revenue from our e-business services increased to $43.0 million or 19% of revenue for the year ended December 31, 1999. For the year ended December 31, 1998, our e-business revenue was $3.9 million or less than 3.0% of total revenue.

      Cost of Revenue. Cost of revenue was $129.2 million, or 58% of revenue for the year ended December 31, 1999, compared to $90.1 million, or 53% of revenue for the year ended December 31, 1998. The increase in cost of revenue as a percentage of revenue reflects underutilized resources. As we completed several large Year 2000 engagements, we were unable to allocate the available staff to new engagements due to delays in initiating new contracts.

      Gross Profit. Gross profit increased to $92.9 million in the year ended December 31, 1999, compared to $80.2 million in the year ended December 31, 1998. Our gross profit margin, as a percentage of revenue, decreased to 42% in the year ended December 31, 1999 compared to 47% in the year ended December 31, 1998.

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

      As a percentage of revenue SG&A expenses increased to 26% for the year ended December 31, 1999 compared to 20% for the year ended December 31, 1998. The increase reflects the aggressive expansion of our sales force and marketing efforts without an immediate corresponding increase in our revenue. We also increased our administrative infrastructure as we integrated several new acquisitions.

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

      Restructuring Charge and Impairment. In the fourth quarter of fiscal 1999, we implemented a restructuring plan to redeploy resources to exploit our expanding e-business practice. This plan resulted in a $12.4 million restructuring cost in 1999. Key components of the restructuring plan included the following:

      o the closure of two U.K. offices, which were primarily committed to legacy IT systems;

      o     the reduction of our legacy IT workforce in the U.S.;

      o     the write-down of specific legacy software and hardware; and

      o the reduction of our administrative workforce and infrastructure in order to increase our responsiveness to the new e-business opportunities.

      During 1999, we recorded a $4.4 million charge for impairment of long-lived assets. It is our policy to periodically, but at least annually, review the value of certain long-lived assets such as goodwill and property and equipment for indication of impairment. During 1999, we determined that the value of certain assets were impaired. These included goodwill for our IMRglobal-UK operation, our investment in real property in New Delhi, India and other property and equipment.

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

      Restructuring charge .............................           $12.4 million
      Impairment of long-lived assets ..................             4.4 million
      Acquired in-process research and development .....             3.4 million
      Acquisition costs ................................             2.2 million
      Charge associated with treasury stock purchase ...             8.8 million
      Non-recurring compensation for former owners
         of acquired companies (included in SG&A) ......             1.9 million
                                                                   -------------

             Total .....................................           $33.1 million
                                                                   =============


      Excluding non-recurring charges, income from operations was 10% of revenue for the year ended December 31, 1999 compared to 22% for the year ended December 31, 1998.

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

      Provision for Income Taxes. The provision for income taxes decreased to $6.9 million in the year ended December 31, 1999, from $13.3 million in the year ended December 31, 1998. The effective tax rate based on the provision for income taxes and excluding one-time charges for in-process research and development and acquisition costs was 42% for 1999 and 32% for 1998. We calculate the effective tax rate by dividing the provision for income taxes by income before provision for income taxes.

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

Quarterly Results of Operations

      The following table contains portions of our unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 1999 and ending December 31, 2000. This information is derived from, and should be read along with, our financial statements and the related notes appearing elsewhere in this document. We believe that this table is a fair presentation of that information but the results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        Quarter Ended
                           ----------------------------------------------------------------------------------------------
                                               1999                                            2000
                           ----------------------------------------------   ---------------------------------------------
                           Mar. 31     Jun. 30     Sep. 30      Dec. 31     Mar. 31      Jun. 30     Sep. 30     Dec. 31
                           --------    --------    --------    --------     --------     --------    --------    --------
                                                    (In thousands, except per share data)
Revenue ...............    $ 51,888    $ 62,953    $ 62,159    $ 45,028     $ 58,320     $ 69,365    $ 75,208    $ 53,279
Gross profit ..........      24,149      28,578      27,100      13,030       23,578       29,796      32,520      15,451
Income (loss) from
   operations .........       5,412      12,768       6,819     (35,109)       2,682        6,628      10,410     (10,966)
Diluted earnings
  (loss) per share ....    $   0.10    $   0.21    $   0.12    $  (0.78)    $  (0.03)    $   0.09    $   0.14    $  (0.19)

                                                                        Quarter Ended
                           ----------------------------------------------------------------------------------------------
                                               1999                                            2000
                           ----------------------------------------------   ---------------------------------------------
                           Mar. 31     Jun. 30     Sep. 30      Dec. 31     Mar. 31      Jun. 30     Sep. 30     Dec. 31
                           --------    --------    --------    --------     --------     --------    --------    --------
Revenue ...............         100%        100%        100%        100%         100%         100%        100%        100%
Gross profit ..........          47          45          44          29           40           43          43          29
Income (loss) from
   operations .........          10          20          11         (78)           5           10          14         (21)

      Our income from operations has historically fluctuated from quarter to quarter and these fluctuations may continue. Due to the high level of acquisition activity in 1999 our income from operations has been reduced by one-time charges for certain quarters. In addition, during the fourth quarter of 1999, we incurred restructuring charges and impairment of long-lived assets. The impact of nonrecurring charges on income (loss) from operations is summarized as follows:

                                                         1999                                             2000
                                     --------------------------------------------     --------------------------------------------
                                      Mar. 31    Jun. 30     Sep. 30      Dec. 31     Mar. 31     Jun. 30     Sep. 30      Dec. 31
                                     --------    --------    --------    --------     --------    --------    --------    --------
Income (loss) from operations ...    $  5,412    $ 12,768    $  6,819    $(35,109)    $  2,682    $  6,628    $ 10,410    $(10,966)
One-time charges:
Restructuring charges ...........          --          --          --      12,377           --          --          --        (165)
Allowance for
   acquired receivables .........          --          --          --          --           --          --          --       1,632
Impairment of long-lived assets .          --          --          --       4,437           --          --          --          --
Acquired in-process research and
   development ..................       3,410          --          --          --           --          --          --          --
Acquisition costs ...............       1,936          --          --         232           --          --          --          --
Charge associated with
   treasury stock purchase ......          --          --          --       8,778           --          --          --          --
Nonrecurring compensation for
   former owners of acquired
   companies (included in SG&A) .          --          --         110       1,811           --          --          --          --
                                     --------    --------    --------    --------     --------    --------    --------    --------
Total nonrecurring charges ......       5,346          --         110      27,635           --          --          --       1,467
                                     --------    --------    --------    --------     --------    --------    --------    --------
Income (loss) from operations
   excluding nonrecurring charges    $ 10,758    $ 12,768    $  6,929    $ (7,474)    $  2,682    $  6,628    $ 10,410    $ (9,499)
                                     ========    ========    ========    ========     ========    ========    ========    ========

Liquidity and Capital Resources

      At December 31, 2000, we had liquid assets including cash, cash equivalents and marketable securities of $19.7 million compared to $37.4 million at December 31, 1999. The decrease in liquid assets was primarily due to the payment of approximately $18.4 million in contingent payments related to our 1998 acquisition of Lyon, our 1999 acquisitions of Neverdahl and ECWerks and our 2000 acquisition of Intuitive, and to costs incurred in the construction of the second phase of our new corporate headquarters.

      Net cash provided by (used in) operations in 1998, 1999 and 2000 was $39.5 million, $(7.0) million and $13.8 million, respectively. This increase in cash provided by operations in 2000 is primarily the result of depreciation and amortization.

      Net cash used in investing activities in 1998, 1999 and 2000 was $47.3 million, $26.9 million and $46.4 million, respectively. In 2000, we expended $31.3 million for the acquisition of Intuitive and contingency payments related to our 1998 and 1999 acquisitions. We also expended $9.8 million on capital additions primarily related to the completion of our corporate headquarters. In 1999, we expended $25.1 million on acquisitions and $25.6 million for capital expenditures. In 1998, we acquired certain subsidiaries for $8.9 million in cash and purchased property and equipment for $13.6 million.

      Net cash provided by (used in) financing activities in 1998, 1999 and 2000 was $(390,000), $(8.7) million and $20.0 million, respectively. In 2000, we entered into a $15 million revolving credit agreement. Proceeds from long-term debt of $21.0 million (net of repayments of $10.3 million) were used primarily for the contingent payments related to our acquisitions and facilities expansion. In 1999, we expended $14.8 million on treasury stock transactions including $13.7 million related to the restructuring of the Fusion acquisition. This utilization of cash was partially offset by net borrowings under our credit agreements of $4.9 million.

      We maintain $45.0 million of credit facilities expiring in 2003. These facilities bear interest at a spread over LIBOR of 0.6% to 2.0% and are collateralized by virtually all of our assets. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios.

      IMRglobal's subsidiary in France has obtained loans from French government agencies at 0% interest payable in annual installments through March 2002. These loans are collateralized by furniture, fixtures and equipment located in IMRglobal's office in France. At December 31, 2000, $357,000 was outstanding under these loan agreements. Of this amount, $143,000 is due in 2001 and $214,000 is due in 2002.

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

      o     Continued expansion of existing business; and

      o     Anticipated levels of capital expenditures.

Asset Management

      Our accounts receivable balance was $41.7 million at December 31, 2000, a decrease of $4.3 million from December 31, 1999. The decrease was primarily due the change in accounting method for our Health Care recovery projects, which reduced receivables by $4.4 million. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). At December 31, 2000, our DSO was 71 days. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without value added taxes, DSO would be approximately 3 days less than the above levels.

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

CGI's stock price is volatile and the value of CGI's common stock issued in the merger will depend on its market price at the time of the merger. No adjustment will be made to the exchange ratio as a result of changes in the market price of CGI's common stock.

      In accordance with the merger agreement, each share of IMRglobal common stock will be exchanged for 1.5974 shares of CGI common stock. Accordingly, the value of IMRglobal shares is related to the value of CGI shares. The market price of CGI common stock, like that of shares of many other technology companies, has been and may continue to be volatile. For example, from January 1, 1999 to December 31, 2000, CGI common stock traded as high as $24.50 per share and as low as $3.50 per share. Accordingly, if the merger is completed, CGI's common stock price could decrease from its present levels.

      Recently, the stock market in general, and the shares of technology companies in particular, have experienced significant price fluctuations. The market price may continue to fluctuate significantly in response to various factors, including:

      o     quarterly variations in operating results or growth rates;

      o     the announcement of technological innovations;

      o     changes in estimates by security analysts;

      o     market conditions in the industry;

      o     announcements and actions by competitors;

      o     regulatory and judicial actions; and

      o     general economic conditions.

IF THE MERGER DOES NOT OCCUR, THE COMPANIES WILL NOT BENEFIT FROM THE EXPENSES THEY HAVE INCURRED IN THE PURSUIT OF THE MERGER.

      The merger may not be completed. If the merger is not completed, IMRglobal and CGI will have incurred substantial expenses for which neither company will have received any ultimate benefit.

IF THE MERGER DOES NOT OCCUR, THE VALUE OF IMRGLOBAL SHARES OF COMMON STOCK MAY DECREASE SUBSTANTIALLY.

      The merger may not be completed. In the absence of a merger, investors may perceive IMRglobal as being less valuable and the stock price may decrease from present levels.

WE FACE SIGNIFICANT COMPETITION IN THE INFORMATION TECHNOLOGY, INTERNET-RELATED AND SOFTWARE MARKETS THAT ARE NEW, INTENSELY COMPETITIVE AND RAPIDLY CHANGING.

      We will lose clients and our business will suffer if we are unable to successfully compete with information technology (known as "IT") consulting firms, software integration firms, application software vendors and internal IT departments. Many of the companies that provide these services have significantly greater financial, technical and marketing resources, generate greater revenue and have greater name recognition than we do. In addition, there are relatively few barriers to entry into our markets. We have faced, and expect to continue to face, additional competition from new entrants into our markets. We believe that the principal competitive factors in our markets include:

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

OUR REVENUE GROWTH AND OPERATING PROFIT COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INTEGRATE RECENTLY ACQUIRED BUSINESSES.

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

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO PROVIDE QUALITY SERVICES AND MAINTAIN PROFITABILITY.

      If we do not manage our growth effectively, the quality of our services we offer could decline and result in a loss of future revenue from dissatisfied clients. In order to continue to provide quality service to our clients we must attract and retain key personnel. We expect that the number of our employees, particularly skilled technical, marketing and management employees will increase. Our growth places, and will continue to place, significant demands on our employee base especially on members of senior management who have to manage more people, and face a large number of, and increasingly complex, issues as our company grows. For example, we must continue to develop and improve our operational, financial, communications and other internal systems, both in the United States and offshore to meet the demands of a larger company.

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

      We derive and believe that we will continue to derive a significant portion of our revenue from a limited number of large corporate clients. In the year ended December 31, 2000, our five largest clients accounted for 20% of our total revenue. During that period, John Hancock Mutual Life Insurance company accounted for 8% and Michelin North American, Inc. accounted for 4% of revenue. The volume of work performed for specific clients is likely to vary from year to year.

SIGNIFICANT FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATION.

      We are subject to risks that, as a result of currency fluctuations, the translation of foreign currencies into United States dollars for accounting purposes will adversely affect our results of operations. For these countries where we have significant sales, a stronger dollar will result in reduced revenue and operating profit. Countries where we have significant sales include U.K., France, Japan, Australia and Canada. In addition, we presently incur a significant amount of our costs in local currency in India and may establish additional offshore centers in other countries. In contrast, we presently generate over one-half of our revenue in United States dollars. The remaining revenue consists of British Pounds, French Francs, Japanese Yen, Australian dollars and Canadian dollars. A significant strengthening in the Indian Rupee against the United States Dollar or the other foreign currencies noted above, will result in a reduction in our revenue.

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

      We may not be able to bring to the United States foreign employees who are critical to our business and who work for us pursuant to the non-immigrant work permitted visa ("H-1B") classification in years in which the limit on the number of new H-1B petitions that the United States Immigration and Naturalization Services may approve in any government fiscal year has been reached. As of December 31, 2000, approximately 375 of our United States employees were working for us pursuant to the H-1B classification. If we are not successful in bringing these employees in the H-1B classification to the United States, our labor costs may increase, as we may have to subcontract our work to outside contractors at higher rates than our current labor costs.

THE LOSS OF COMMUNICATIONS WITH OUR OFFSITE SOFTWARE DEVELOPMENT CENTERS COULD PREVENT US FROM LEVERAGING THESE OFFSITE CENTERS AND FROM PROVIDING 24-HOUR SERVICE TO OUR CLIENTS, AND ANY ALTERNATIVE TO THIS TYPE OF COMMUNICATION WOULD NOT PROVIDE US WITH COST ADVANTAGES OR AN EFFECTIVE MEANS OF TRANSMISSION FOR OUR CLIENTS.

      Any loss of our ability to transmit voice and data through satellite and other forms of communication, at commercially reasonable prices, could have a material adverse effect on our financial condition because a significant element of our business strategy is to continue to leverage our offsite software development centers in Bangalore and Mumbai, India. For example, if we were to depend on telephone lines which are an alternative means to satellite communications, we would incur significant costs and the transmissions would be slower than those by satellite, particularly in India where there is minimal infrastructure for telephone lines by comparison to the U.S. or Europe.

WE ARE EXPOSED TO GREATER BUSINESS RISKS RELATING TO THE ECONOMIC ENVIRONMENT OF OUR OPERATIONS IN OTHER COUNTRIES, ESPECIALLY INDIA, THAN WE ARE FOR OUR OPERATIONS IN THE UNITED STATES.

      Our business may be harmed by future changes in inflation and interest rates in countries in which we establish operations. For example, in the past, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. Accordingly, the Indian government tightly regulates the flow of capital out of India. While we anticipate that we will have access to this cash to finance our ongoing operations and expansion, there is no guarantee that the Indian government will allow us access to these funds for investment outside of India. At December 31, 2000 we had less than $500,000 of our cash held in India.

WE ARE EXPOSED TO GREATER BUSINESS RISKS RELATING TO THE SOCIAL ENVIRONMENT OF OUR OPERATIONS IN OTHER COUNTRIES, ESPECIALLY INDIA, THAN WE ARE FOR OUR OPERATIONS IN THE UNITED STATES.

      We may be adversely affected by political or social changes in countries in which we establish software development facilities. For example, India has recently experienced civil unrest and terrorism and, from time to time, has been involved in regional conflicts with Pakistan. If these instances of civil unrest, terrorism and Pakistani conflicts continue, our India operations could be disrupted.

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

      o     delays in the development of security and authentication;

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

INCREASING WAGE COSTS IN INDIA COULD RESULT IN FLUCTUATIONS IN OUR REVENUE AND EARNINGS.

      If wage costs in India, where approximately 20% of our employees reside, continue to increase, our revenue and earnings may fluctuate. Wage costs in India are presently increasing at a faster rate than in the United States. Historically, our wage costs in India have been significantly lower than our wage costs in the United States for comparably skilled employees. However, in light of the current wage increases in India, we cannot assure you that this will remain the same.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT OR MISUSE, WE MAY LOSE REVENUE TO THE UNAUTHORIZED USERS OF THESE PROPERTY RIGHTS.

      We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our proprietary rights or any of our other intellectual property. We also cannot assure you that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. For example, we currently license the use of our FOX products in Asia. However, we presently hold no patents or registered copyrights for these products. The unauthorized use of our FOX technology by potential clients or one of our competitors may result in our inability to receive revenue from these unauthorized users. We anticipate that we will continue to license some types of technologies to our clients. We cannot assure you that we will be able to successfully license these technologies or protect them from infringement or misuse.

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

OUR CHARTER DOCUMENTS, FLORIDA LAWS AND OUR AGREEMENT WITH CGI COULD DISCOURAGE ACQUISITION PROPOSALS AND DELAY OR PREVENT A CHANGE OF CONTROL.

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

      Additionally we have agreed to a "break-up fee" payable under certain circumstances. This break-up fee is equal to $13.0 million. This may discourage prospective acquirors from making a bid to purchase the Company.

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

      Satish K. Sanan, our Chairman, beneficially owns approximately 12.6 million shares, which number includes shares underlying options which are exercisable by Mr. Sanan. A significant number of these shares have been pledged by Mr. Sanan. In the past, large numbers of shares owned by Mr. Sanan have been sold, either by him or by the pledgee of the shares. The same may occur in the future and those sales may have a negative effect on the price of our shares.

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

Item 8. Financial Statements and Supplementary Data

      Financial Statements:

            Report of Independent Certified Public Accountants

            Consolidated Balance Sheets - December 31, 1999 and 2000

            Consolidated Statements of Operations - Years Ended December 31,
              1998, 1999 and 2000

            Consolidated Statements of Changes in Shareholders' Equity - Years
              Ended December 31, 1998, 1999 and 2000

            Consolidated Statements of Cash Flows - Years Ended December 31,
              1998, 1999 and 2000

            Notes to Consolidated Financial Statements

      Selected quarterly financial data is included in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations".

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
IMRglobal Corp.

We have audited the accompanying consolidated balance sheets of IMRglobal Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMRglobal Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2000, the Company changed its method of accounting for revenue recognition on findings based fee contracts.


                                                               Ernst & Young LLP

Tampa, Florida
February 9, 2001

                                 IMRglobal Corp.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   December 31,
                                                                             -----------------------

                                                                                1999         2000
                                                                             ---------     ---------
                                     ASSETS

Current assets:
   Cash and cash equivalents ............................................    $  35,021     $  19,689
   Marketable securities ................................................        2,411            --
   Accounts receivable ..................................................       46,031        41,738
   Unbilled work in process .............................................        7,756        13,747
   Deferred income taxes ................................................       10,606        14,095
   Prepaid expenses and other current assets ............................        6,340         4,159
                                                                             ---------     ---------

         Total current assets ...........................................      108,165        93,428

Property and equipment, net of accumulated depreciation .................       36,973        41,521
Capitalized software costs, net of accumulated amortization .............        3,839         5,664
Deferred income taxes ...................................................        2,309            --
Related party receivable (Note 9) .......................................           --         4,809
Deposits and other assets ...............................................        9,317         9,235
Intangible assets, net of accumulated amortization:
   Goodwill .............................................................      138,535       160,698
   Acquired technology ..................................................        4,660         3,480
                                                                             ---------     ---------

         Total assets ...................................................    $ 303,798     $ 318,835
                                                                             =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................................    $  10,349     $   5,151
   Accrued compensation .................................................       11,341        18,079
   Deferred revenue .....................................................        3,286         6,360
   Current debt .........................................................       10,891           700
   Other current liabilities ............................................       25,207        19,586
                                                                             ---------     ---------

         Total current liabilities ......................................       61,074        49,876

Long-term debt ..........................................................          985        30,894
Deferred income taxes ...................................................        1,594           254
Accrued compensation and other long-term liabilities ....................        5,222         6,031
                                                                             ---------     ---------

         Total liabilities ..............................................       68,875        87,055
                                                                             ---------     ---------

Commitments and contingencies (Notes 2, 10, 12 and 19)

Shareholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares authorized,
      no shares issued and outstanding ..................................           --            --
   Common stock, $.10 par value per share, 100,000,000 shares authorized,
      37,126,795 and 41,400,850 shares issued ...........................        3,713         4,140
   Additional paid-in capital ...........................................      213,748       216,639
   Retained earnings ....................................................       21,594        21,779
   Notes receivable from share sales ....................................         (703)         (469)
   Treasury stock, 99,000 and 331,360 shares at cost ....................       (1,118)       (2,661)
   Accumulated other comprehensive loss .................................       (2,311)       (7,648)
                                                                             ---------     ---------

         Total shareholders' equity .....................................      234,923       231,780
                                                                             ---------     ---------

         Total liabilities and shareholders' equity .....................    $ 303,798     $ 318,835
                                                                             =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Year Ended December 31,
                                                   -------------------------------------
                                                      1998         1999          2000
                                                   ---------     ---------     ---------
Revenue .......................................    $ 170,318     $ 222,028     $ 256,172
Cost of revenue ...............................       90,075       129,171       154,827
                                                   ---------     ---------     ---------
         Gross profit .........................       80,243        92,857       101,345

Selling, general and administrative ...........       34,754        58,457        77,172
Research and development ......................        6,247         6,635         3,504
Goodwill and intangible amortization ..........        2,074         6,705        10,448
Allowance for acquired receivables ............           --            --         1,632
Restructuring charge ..........................           --        12,377          (165)
Impairment of long-lived assets ...............           --         4,437            --
Acquisition costs .............................          145         2,168            --
Acquired in-process research and development ..        8,200         3,410            --
Charge associated with treasury stock purchase            --         8,778            --
                                                   ---------     ---------     ---------

         Income (loss) from operations ........       28,823       (10,110)        8,754
                                                   ---------     ---------     ---------

Other income (expense):
   Interest expense ...........................         (234)         (108)       (2,682)
   Other income ...............................        4,561         5,264           294
                                                   ---------     ---------     ---------

         Total other income (expense) .........        4,327         5,156        (2,388)
                                                   ---------     ---------     ---------

Income (loss) before provision for income taxes
   and cumulative effect of a change in
   accounting method ..........................       33,150        (4,954)        6,366

Provision for income taxes ....................       13,270         6,885         3,474
                                                   ---------     ---------     ---------

Income (loss) before cumulative effect of a
   change in accounting method ................       19,880       (11,839)        2,892

Cumulative effect of a change
   in accounting method, net of income taxes ..           --            --        (2,707)
                                                   ---------     ---------     ---------

         Net income (loss) ....................    $  19,880     $ (11,839)    $     185
                                                   =========     =========     =========
Earnings (loss) per share:
   Basic ......................................    $    0.69     $   (0.34)    $    0.00
                                                   =========     =========     =========

   Diluted ....................................    $    0.57     $   (0.34)    $    0.00
                                                   =========     =========     =========
   Diluted before cumulative effect of a
      change in accounting method .............    $    0.57     $   (0.34)    $    0.07
                                                   =========     =========     =========

Shares outstanding:
   Basic ......................................       28,752        34,786        39,837
                                                   =========     =========     =========

   Diluted ....................................       35,064        34,786        43,261
                                                   =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)


                                          Compre-                                Additional
                                          hensive           Common Stock          Paid-In      Retained
                                          Income         Shares       Amount      Capital      Earnings
                                          ------         ------       ------      -------      --------
Balance, December 31, 1997 ...........    $     --       26,370     $   2,637     $ 98,700     $ 13,785

Common stock issued in connection
   with business combinations ........          --        1,184           118       18,933          (69)
Employee stock purchase plan .........          --           31             3          602           --
Stock options exercised ..............          --        2,807           281          676           --
Tax benefit of stock options exercised          --           --            --       20,889           --
Dividends paid (Atechsys) ............          --           --            --           --         (163)
Notes receivable from stock sale .....          --           --            --           --           --
Net income ...........................    $ 19,880           --            --           --       19,880
Foreign currency translation
   adjustment ........................        (269)          --            --           --           --
                                          --------       ------     ---------     --------     --------

   Comprehensive income ..............    $ 19,611
                                          ========

Balance, December 31, 1998 ...........                   30,392        3,039       139,800       33,433

Common stock issued in connection
   with business combinations ........          --        6,958           695       84,372           --
Employee stock purchase plan .........          --           59             6          798           --
Stock options exercised ..............          --        1,175           118          630           --
Tax benefit of stock options exercised          --           --            --        1,661           --
Notes receivable from stock sale .....          --           --            --           --           --
Purchase and retirement of
   common stock ......................          --       (1,457)         (145)     (13,513)          --
Net loss .............................    $(11,839)          --            --           --      (11,839)
Foreign currency translation
   adjustment ........................      (1,219)          --            --           --           --
                                          --------       ------     ---------     --------     --------

   Comprehensive loss ................    $(13,058)
                                          ========

Balance, December 31, 1999 ...........                   37,127        3,713       213,748       21,594

Common stock issued in connection
   with contingency payments
   related to acquisitions ...........          --        1,160           116        9,395           --
Cash contingency payment
   related to acquisition ............          --           --            --       (8,500)          --
Employee stock purchase plan .........          --          153            15        1,250           --
Stock options exercised ..............          --        2,961           296          267           --
Tax benefit of stock options exercised          --           --            --          479           --
Purchase of treasury shares ..........          --           --            --           --           --
Reduction of notes receivable
   from share sales ..................          --           --            --           --           --
Net income ...........................    $    185           --            --           --          185
Foreign currency translation
   adjustment ........................      (5,337)          --            --           --           --
                                          --------       ------     ---------     --------     --------

   Comprehensive loss ................    $ (5,152)
                                          ========

Balance, December 31, 2000 ...........                   41,401     $  4,140     $ 216,639     $ 21,779
                                                         ======     ========     =========     ========

                                                Notes                 Accumulated
                                             Receivable                  Other
                                                from      Treasury   Comprehensive
                                            Shares Sales   Stock         Loss         Total
                                            ------------   -----         ----         -----
Balance, December 31, 1997 ...........        $    --     $    --     $    (764)    $ 114,358

Common stock issued in connection
   with business combinations ........             --          --           (59)       18,923
Employee stock purchase plan .........             --          --            --           605
Stock options exercised ..............             --          --            --           957
Tax benefit of stock options exercised             --          --            --        20,889
Dividends paid (Atechsys) ............             --          --            --          (163)
Notes receivable from stock sale .....           (366)         --            --          (366)
Net income ...........................             --          --            --        19,880
Foreign currency translation
   adjustment ........................             --                      (269)         (269)
                                              -------     -------     ---------     ---------

   Comprehensive income ..............


Balance, December 31, 1998 ...........           (366)         --        (1,092)      174,814

Common stock issued in connection
   with business combinations ........             --          --            --        85,067
Employee stock purchase plan .........             --          --            --           804
Stock options exercised ..............             --          --            --           748
Tax benefit of stock options exercised             --          --            --         1,661
Notes receivable from stock sale .....           (337)         --            --          (337)
Purchase and retirement of
   common stock ......................             --      (1,118)           --       (14,776)
Net loss .............................             --          --            --       (11,839)
Foreign currency translation
   adjustment ........................             --                    (1,219)       (1,219)
                                              -------     -------     ---------     ---------

   Comprehensive loss ................


Balance, December 31, 1999 ...........           (703)     (1,118)       (2,311)      234,923

Common stock issued in connection
   with contingency payments
   related to acquisitions ...........             --          --            --         9,511
Cash contingency payment
   related to acquisition ............             --          --            --        (8,500)
Employee stock purchase plan .........             --          32            --         1,297
Stock options exercised ..............             --          --            --           563
Tax benefit of stock options exercised             --          --            --           479
Purchase of treasury shares ..........             --      (1,575)           --        (1,575)
Reduction of notes receivable
   from share sales ..................            234          --            --           234
Net income ...........................             --          --            --           185
Foreign currency translation
   adjustment ........................             --          --        (5,337)       (5,337)
                                              -------     -------     ---------     ---------

   Comprehensive loss ................


Balance, December 31, 2000 ...........        $   (469)    $(2,661)    $(7,648)    $ 231,780
                                              ========     =======     =======     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                   ----------------------------------

                                                                     1998         1999         2000
                                                                   --------     --------     --------
Cash flows from operating activities:
   Net income (loss) ..........................................    $ 19,880     $(11,839)    $    185
   Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
      Depreciation and amortization ...........................       5,452       11,994       16,371
      Deferred income taxes ...................................      (7,035)       3,838       (1,834)
      Tax benefit of stock options ............................      20,889        1,661          479
      Restructuring charges and impairment of long-lived assets          --       16,647         (165)
      Cumulative effect of a change in accounting method ......          --           --        2,707
      Other ...................................................          18        1,780           --
      Changes in operating assets and liabilities,
         net of effect of acquisitions:
            Accounts receivable and unbilled work-in-process ..      (7,719)        (776)      (4,256)
            Other current assets ..............................       1,292          659        1,395
            Deposits and other assets .........................      (2,789)      (3,906)         175
            Accounts payable and other liabilities ............       5,468       (3,708)      (7,857)
            Accrued compensation ..............................       8,134      (18,416)       4,948
            Income taxes ......................................      (2,907)      (3,026)         (23)
            Deferred revenue ..................................      (1,232)      (1,874)       1,632
                                                                   --------     --------     --------

         Total adjustments ....................................      19,571        4,873       13,572
                                                                   --------     --------     --------

         Net cash provided by (used in) operating activities ..      39,451       (6,966)      13,757
                                                                   --------     --------     --------

Cash flows from investing activities:
   Acquisition of interest in consolidated subsidiaries,
      net of cash received ....................................      (8,941)     (25,109)     (31,301)
   Investment in marketable securities, net ...................     (26,192)      29,198        2,411
   Additions to capitalized software costs ....................          --       (3,839)      (2,825)
   Additions to property and equipment ........................     (13,606)     (25,622)      (9,778)
   Related party loans ........................................       1,478       (1,478)      (4,900)
                                                                   --------     --------     --------

         Net cash used in investing activities ................     (47,261)     (26,850)     (46,393)
                                                                   --------     --------     --------

Cash flows from financing activities:
   Net advances (repayments) from revolving credit line .......         443        8,840      (10,258)
   Proceeds from long-term debt ...............................         384           --       31,298
   Payments on long-term debt .................................      (2,616)      (3,962)      (1,522)
   Proceeds from issuance of common stock .....................       1,562        1,215        1,860
   Purchase of treasury shares ................................          --      (14,776)      (1,575)
   Other ......................................................        (163)          --          234
                                                                   --------     --------     --------

         Net cash provided by (used in) financing activities ..        (390)      (8,683)      20,037
                                                                   --------     --------     --------

Effect of exchange rate changes ...............................           8       (1,287)      (2,733)
                                                                   --------     --------     --------

Net decrease in cash and cash equivalents .....................      (8,192)     (43,786)     (15,332)
Cash and cash equivalents at beginning of year ................      86,999       78,807       35,021
                                                                   --------     --------     --------

Cash and cash equivalents at end of year ......................    $ 78,807     $ 35,021     $ 19,689
                                                                   ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

      Basis of Reporting--IMRglobal Corp. and subsidiaries ("IMRglobal" or the "Company") provide consulting and technology services to a variety of industries and clients located in North America, Europe and Asia. The consolidated financial statements include the accounts of IMRglobal Corp., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

      Revenue attributable to contracts for software licenses that do not require significant modification is recognized after the software has been delivered and all significant uncertainties regarding client acceptance have expired. Service revenue from time-and-materials services is recognized as the services are provided. Revenue attributable to maintenance is deferred and recognized ratably over the contract period.

      Unbilled work-in-progress represents revenue on contracts to be billed in subsequent periods in accordance with the terms of the contract. Deferred revenue represents amounts billed in excess of revenue earned in accordance with the terms of the contracts.

      Effective January 1, 2000, the Company changed its method of accounting for revenue recognition for contract related revenue from claims dollar recovery projects, in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. These projects involve identifying overpaid or erroneously paid insurance claims to be recovered from healthcare providers by medical insurance companies. Previously, the Company recognized revenue, less an estimated percentage for claims not accepted, as identified claims were submitted to the client. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the earlier of collection of the findings based fee or notification of acceptance of submitted claims from the client. The cumulative effect of the change on prior years resulted in a charge to income of $2.7 million (net of income taxes of $1.7 million), which is included in results of operations for the year ended December 31, 2000.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (Continued):

      Per share information related to the change in accounting method for the year ended December 31, 2000 is as follows:

          Income per share before cumulative effect of a
             change in accounting method ....................      $0.07

          Cumulative effect of a change in accounting
             method per share ...............................      $0.07

          Earnings per share ................................      $0.00

      The pro forma amounts for the year ended December 31, 1999, as reflected below, have been adjusted for the effect of the retroactive application of the new method of revenue recognition, net of related taxes, had the new method been in effect during the year. The change in method of recognizing revenue does not affect earlier years, since the Company did not perform claims dollar recovery projects prior to 1999 (in thousands, except share data):

          As reported:
             Net loss ...............................            $(11,839)
             Basic loss per share ...................            $  (0.34)
             Diluted loss per share .................            $  (0.34)

          Pro Forma (unaudited):
             Net loss ...............................            $(14,546)
             Basic loss per share ...................            $  (0.42)
             Diluted loss per share .................            $  (0.42)

      For each of the quarters in the year ended December 31, 2000, the Company recognized amounts in revenue that were included in the cumulative effect adjustment as of January 1, 2000. These amounts, as well as the effect of that revenue on income during those periods, are reflected in the table below (in thousands):

                                      March 31       June 30    September 30   December 31
                                     -----------   -----------   -----------   -----------

                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
      Revenue recognized .........      $   498      $   773      $    199      $    298

      Property and Equipment--Property and equipment is stated at cost less accumulated depreciation. Depreciation is primarily computed using the straight-line method and is charged to income over the estimated useful lives of the respective assets. Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operation as incurred.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (Continued):

      Goodwill--Goodwill arising from purchase business combinations is being amortized on a straight-line basis over 10 to 20 years. IMRglobal periodically reviews the value of its goodwill to determine if an impairment has occurred. IMRglobal determines if the potential impairment of recorded goodwill exists by the undiscounted value of expected future operating cash flow in relation to the assets to which this goodwill applies. If impairment of recorded goodwill does exist, IMRglobal adjusts the recorded goodwill to fair market value.

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

      Amortization is included in cost of revenue and is charged to income based upon a revenue formula over the shorter of the remaining estimated economic life of the product or estimated lifetime revenue of the product. Amortization of capitalized software costs was $47,000, $0 and $700,000 for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 1999 and 2000 accumulated amortization for capitalized software costs was $-0- and $700,000, respectively.

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

      Foreign Currency Translation--The financial statements of IMRglobal's foreign subsidiaries use a functional currency which is other than the U.S. dollar and are translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect on the reporting date. Income and expense items are translated at the average exchange rates in effect during the year. The resulting translation adjustments are not included in determining net income but are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are reported in other income (Note 18).

      Computation of Earnings per Share--Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds. Options are not included in the computation of diluted loss per share in 1999 due to their anti dilutive effect.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (Continued):

      Shares used in the computation of earnings (loss) per share are summarized as follows (in thousands):

                                                                  Year Ended December 31,
                                                               ---------------------------

                                                                1998       1999      2000
                                                               ------     ------    ------
      Weighted average common stock outstanding ...........    28,752     34,786    39,837

      Stock option plans
         Options assumed exercised ........................    11,229         --     6,674
         Treasury stock which could be purchased ..........    (4,917)        --    (3,250)
                                                               ------     ------    ------

      Weighted average common stock equivalents ...........     6,312         --     3,424
                                                               ------     ------    ------

      Shares used in diluted earnings per share calculation    35,064     34,786    43,261
                                                               ======     ======    ======

      Stock Based Compensation--IMRglobal follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), for stock issued under its stock option plans (Note 13).

      Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for IMRglobal for 1998, 1999 and 2000 include the estimated useful life of goodwill for purchase acquisitions, estimation of valuation allowances for income taxes, estimation of accounts receivable allowances and estimation of costs to complete for fixed-price projects.

      Comprehensive Income--Comprehensive income is comprised entirely of foreign currency translation adjustments. Foreign currency translation adjustments have not been tax effected because IMRglobal considers foreign earnings to be indefinitely reinvested.

      Reclassifications--Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

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

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations (Continued):

      Lyon Consultants, S.A.--During May, 1998, IMRglobal acquired 100% of the outstanding stock of Lyon Consultants, S.A. ("Lyon"), a privately held software engineering company headquartered in Paris, France. Lyon specializes in rapid software application development utilizing reusable business and technical software objects, and information technology consulting. In exchange for Lyon's common stock, Lyon's shareholders received $16.7 million in cash and 531,353 shares (valued at $13.0 million) of IMRglobal's unregistered common stock. Of the above purchase price, $700,000 of cash and 32,000 shares of IMRglobal's common stock were remitted one year after the acquisition date. In addition, the acquisition agreement, as amended, provided that if the average price of the IMRglobal shares on NASDAQ was less than $34.05 per share for the seven trading days prior to May 15, 2000, IMRglobal would pay the former Lyon shareholders in cash or shares, at the option of IMRglobal the difference between the average price on NASDAQ and $34.05 multiplied by 499,353 shares. During June 2000, IMRglobal paid $8.5 million in cash as a final settlement of this contingency which resulted in a reduction of additional paid-in capital. The Lyon acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

      IMRglobal allocated the purchase price of Lyon based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price were identified as intangible assets in independent appraisals, using proven valuation procedures and techniques. These intangible assets include approximately $8.2 million for acquired in-process research and development ("IPRD") for projects that did not have future alternative uses and $2.7 million for developed technology. At the date of the acquisition, the development of the IPRD projects had not yet reached technological feasibility and the IPRD in progress had no alternative future use. Accordingly, these costs were expensed as of the acquisition date. The acquired developed technology is being amortized over a 5-year period.

      Concurrent with the acquisition of Lyon, IMRglobal entered into a noncancellable 3 year licensing agreement with a seven year renewal option, with Wyde S.A. ("Wyde"), an unrelated French company. Wyde provides the base technology upon which the Lyon components have been developed. The licensing agreement provides for the transfer of Wyde's computer code and technology to IMRglobal if Wyde should terminate its business. The amount of the licensing fees is dependent on the value of company work sold and the countries where the technology is utilized. Future minimum licensing fees payable to Wyde are $750,000 in 2001.

      RHO Transformational Technologies Pty Limited--During June, 1998, IMRglobal acquired 100% of the outstanding shares of RHO Transformational Technologies Pty Limited ("RHO"), a privately held software services and engineering company headquartered in Sydney, Australia. RHO specializes in software application conversion and maintenance services, utilizing proprietary tools and provides these services to large global companies with Australian and Asia Pacific operations. In exchange for RHO's common stock, RHO stockholders received 285,000 shares of IMRglobal's common stock. The RHO acquisition was accounted for as a pooling of interests in accordance with the provisions of APB Opinion No. 16. Costs of approximately $145,000 related to the acquisition have been charged to acquisition costs and are included in the statement of operations.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations (Continued):

      The financial statements for 1997 were not restated for the RHO acquisition due to the immateriality of this transaction. The impact was a reduction to the 1998 opening retained earnings and comprehensive income of $69,000 and $59,000, respectively. These amounts are included in common stock issued in connection with business combinations.

      Visual Systems Development Corporation--On October 2, 1998, IMRglobal acquired 100% of the outstanding shares of Visual Systems Development Corporation ("Visual"). In exchange for Visual's common stock, Visual's shareholders received $5.5 million in cash and 400,000 shares (valued at approximately $7 million) of IMRglobal's common stock. In addition, during January 2000, 275,908 shares (valued at approximately $2.5 million) of IMRglobal's unregistered common stock was issued to the Visual shareholders based on the accomplishment of specified 1999 business and financial objectives. The contingent payment resulted in an increase in the purchase price and the resulting goodwill. The Visual acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

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

                                                             Year Ended
                                                            December 31,
                                                            ------------

                                                                1998
                                                            ------------
         Revenue:
           IMRglobal ...................................     $ 158,252
           Adjustment for pooling of interests .........        12,066
                                                             ---------

                  Combined .............................     $ 170,318
                                                             =========

         Net income:
           IMRglobal ...................................     $  18,909
           Adjustment for pooling of interests .........           971
                                                             ---------

                  Combined .............................     $  19,880
                                                             =========

         Other changes in shareholders' equity:
           IMRglobal ...................................     $  40,616
           Adjustment for pooling of interests .........           (40)
                                                             ---------

                  Combined .............................     $  40,576
                                                             =========

      ECWerks, Inc. ("ECWerks") -- On January 15, 1999, IMRglobal acquired 100% of the outstanding stock of ECWerks, Inc., a privately held electronic commerce business ("e-business") and technology consulting company based in Tampa, Florida. In exchange for ECWerks' common stock, ECWerks' shareholders received 163,054 shares (valued at $3.6 million) of IMRglobal's unregistered common stock. In addition, a contingent payment of 556,336 shares (valued at $4.3 million) of IMRglobal's common stock was issued to the ECWerks' shareholders based on the accomplishment of specified financial goals during 1999. The contingent payment resulted in a corresponding increase in the purchase price and the resulting goodwill. The ECWerks acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

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

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations (Continued):

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

      During 2000, IMRglobal took a charge of $1.6 million against income for purchased accounts receivable existing at June 15, 1999 which had not been collected in 2000.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations (Continued):

      Neverdahl-Loft & Associates, Inc. ("Neverdahl")-- On December 7, 1999, IMRglobal acquired 100% of the outstanding stock of Neverdahl, a privately held full-service information technology consulting firm focused on the life insurance industry headquartered in Lincoln, Nebraska. In exchange for Neverdahl's common stock, Neverdahl's shareholders received approximately $10.0 million in cash. In addition, $2.0 million in cash was paid to the Neverdahl shareholders for the attainment of specified financial objectives for the six months ended June 30, 2000. The contingent payment resulted in a corresponding increase in the purchase price and the resulting goodwill. The Neverdahl acquisition is being accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

      Intuitive Group Limited ("Intuitive")--On January 28, 2000, IMRglobal acquired 100% of the outstanding stock of Intuitive Group Limited, headquartered in London. Intuitive was a privately held provider of Customer Relationship Management ("eCRM") software solutions and services for the financial services markets. Intuitive had additional offices in Boston and Sydney. In exchange for Intuitive's common stock, Intuitive's shareholders received approximately $18.0 million in cash. In addition, $394,000 in cash and 327,997 shares of IMRglobal common stock was paid to Intuitive shareholders during July 2000 based on the achievement of certain financial objectives for the period ended March 31, 2000, as defined in the original agreement. The contingent payment resulted in a corresponding increase in the purchase price and the resulting goodwill. The Intuitive acquisition is accounted for as a purchase pursuant to the provisions of APB Opinion No. 16.

      The following unaudited table compares IMRglobal's reported operating results to pro forma information prepared as if the Intuitive acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share amounts):

                                                               December 31,
                                                           --------------------
                                                             1999         2000
                                                           --------    --------
         As reported:
            Revenue .................................      $222,028    $256,172
            Net income (loss) .......................      $(11,839)   $    185
            Basic earnings (loss) per share .........      $  (0.34)   $   0.00
            Diluted earnings (loss) per share .......      $  (0.34)   $   0.00

         Pro forma (unaudited):
            Revenue .................................      $275,442    $258,056
            Pro forma net income (loss) .............      $(12,636)   $    536
            Pro forma basic earnings (loss)
                per share ...........................      $  (0.34)   $   0.01
            Pro forma diluted earnings (loss)
                per share ...........................      $  (0.34)   $   0.01

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations (Continued):

      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 or 2000 or of future operations of the combined companies under the ownership and management of IMRglobal.

3. Marketable Securities:

      IMRglobal invests only in high quality, short-term investments which it classifies as available-for-sale. As such there were no significant differences between amortized cost and estimated fair value at December 31, 1999. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses have been minimal for the years ended December 31, 1998, 1999 and 2000.

      At December 31, 1999, marketable securities consist of commercial paper with an estimated fair value of $2.4 million. No marketable securities were held at December 31, 2000.

4. Accounts Receivable (In thousands):

                                                                December 31,
                                                           --------------------

                                                             1999        2000
                                                           --------    --------
         Accounts receivable, trade ..............         $ 45,300    $ 39,523
         Unbilled accounts receivable- ...........
            Time-and-materials contracts .........            3,055       4,207
         Allowance for doubtful accounts .........           (2,324)     (1,992)
                                                           --------    --------

                                                           $ 46,031    $ 41,738
                                                           ========    ========

   Allowance for doubtful accounts:

                                                          December 31,
                                                  ----------------------------

                                                    1998     1999       2000
                                                  -------   -------    -------
         Beginning balance ..................     $    --   $  (288)   $(2,324)
         Purchase acquisitions ..............          --    (2,062)        --
         Charged to costs & expense .........         288      (321)    (2,473)
         Deductions ............... .........          --       347      2,805
                                                  -------   -------    -------

         Ending balance .....................     $   288   $(2,324)   $(1,992)
                                                  =======   =======    =======

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Costs and Estimated Earnings on Completed and Uncompleted Contracts (In thousands):

                                                     December 31,
                                               -----------------------

                                                 1999           2000
                                               --------       --------
         Costs incurred on completed
            and uncompleted contracts ...      $ 53,915       $ 38,891
         Estimated earnings .............        42,897         21,601
                                               --------       --------

                                                 96,812         60,492

         Less billings to date ..........       (92,342)       (53,105)
                                               --------       --------

                                               $  4,470       $  7,387
                                               ========       ========

      The following is included in the accompanying balance sheets:

                                                     December 31,
                                               -----------------------

                                                 1999           2000
                                               --------       --------

         Unbilled work in process .......      $  7,756       $ 13,747
         Deferred revenue ...............        (3,286)        (6,360)
                                               --------       --------

                                               $  4,470       $  7,387
                                               ========       ========

6. Property and Equipment (In thousands):

                                                            December 31,
                                          Estimated    ----------------------
                                         Useful Life
                                           (Years)       1999          2000
                                         -----------   --------      --------

         Land .........................        --      $  2,596      $  2,626
         Buildings and improvements ...     10-40        15,001        27,202
         Computer equipment ...........       3-6        10,205        11,967
         Computer software ............      3-10         2,514         2,324
         Office furniture and equipment      3-12         7,553        10,000
         Vehicles .....................      3-20           461           852
         Construction in progress .....                   8,114            --
                                                       --------      --------
                                                         46,444        54,971
         Less accumulated depreciation
            and amortization ..........                  (9,471)      (13,450)
                                                       --------      --------

                                                       $ 36,973      $ 41,521
                                                       ========      ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment (In thousands) (Continued):

      Depreciation of property and equipment was approximately $3.3 million, $5.3 million and $5.2 million for the years ended December 31, 1998, 1999 and 2000, respectively.

      Equipment and furnishings held under capital lease was approximately $45,000 and $2.8 million at December 31, 1999 and 2000, respectively. Amortization of assets held under capital leases is included in depreciation expense. Accumulated amortization on equipment and furnishings held under capital lease was approximately $10,000 and $120,000 at December 31, 2000, respectively.

7. Intangible Assets (In thousands):

                                                               December 31,
                                             Estimated   ----------------------
                                           Useful Life
                                              (Years)      1999          2000
                                           ------------  ---------    ---------

         Goodwill .........................    10-20     $ 145,804    $ 177,079
         Less accumulated amortization ....                 (7,269)     (16,381)
                                                         ---------    ---------

                                                         $ 138,535    $ 160,698
                                                         =========    =========

         Acquired technology ..............      5       $   6,000    $   6,000
         Less accumulated amortization ....                 (1,340)      (2,520)
                                                         ---------    ---------

                                                         $   4,660    $   3,480
                                                         =========    =========

8.  Other Current Liabilities (In thousands):

                                         December 31,
                                                         ----------------------

                                                            1999         2000
                                                         ---------    ---------

         Accrued costs on Year 2000 contracts ......     $     450    $      --
         Acquisition costs .........................            --        1,594
         Restructuring charges .....................         7,082        1,935
         Payroll taxes and value added taxes .......         8,351        2,019
         Income taxes ..............................         3,152          925
         Deferred income taxes .....................           483        1,168
         Employee savings plans ....................         1,373        4,665
         Suppliers .................................         1,458        4,817
         Other .....................................         2,858        2,463
                                                         ---------    ---------

                                                         $  25,207    $  19,586
                                                         =========    =========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Current Liabilities (In thousands) (Continued):

      During 1998, IMRglobal accrued $5.1 million related to completed Year 2000 projects. IMRglobal is liable to remediate selected issues which arise in completed projects. In 1998 management had committed to clients that personnel would be available to remediate Year 2000 issues, if any, that arose in late 1999 and early 2000. To accomplish this goal, IMRglobal had committed specific personnel to work on completed Year 2000 projects. IMRglobal had accrued the amount of costs it committed to incur based on the complexity of the Year 2000 projects completed and experience level of personnel required. Changes in accrued costs of Year 2000 contracts are summarized as follows:

                                                         Year Ended December 31,
                                                         -----------------------

                                                            1999        2000
                                                         ---------    ----------

      Beginning balance ................................   $ 5,116    $   450
      Charged to costs and expenses - change in estimate      (600)        --
      Payment of accrued costs .........................    (4,066)      (450)
                                                           -------    -------

      Ending balance ...................................   $   450    $    -0-
                                                           =======    =======

9. Related Parties:

      IMRglobal has granted a credit facility to IMRglobal's Chief Executive Officer ("CEO") in accordance with his employment agreement. This facility is a revolving credit arrangement for up to $5.0 million with interest at prime plus 1% (currently 10.5%) and is repayable at the earlier of May, 2004 or 180 days after the CEO terminates employment with IMRglobal. At December 31, 2000 the amount drawn on this facility was $4.8 million. Accrued interest related to this facility approximates $135,000 at December 31, 2000, and is included in deposits and other assets in the accompanying balance sheet.

      During October 1999, an additional $15.0 million in cash was advanced to IMRglobal's CEO in a separate note agreement collateralized by the personal assets of IMRglobal's CEO. Interest was charged at prime plus 1% . This additional advance was repaid in full with interest on November 12, 1999.

      Interest income earned by IMRglobal on the above loans for the year ended December 31, 1999 and 2000 was approximately $223,000 and $460,000, respectively.

      During 1998 and 1999, IMRglobal advanced $703,000 to three officers. These officers utilized the proceeds to acquire common stock of IMRglobal. These loans are secured by the IMRglobal common stock investment, and are repayable in 2003 or upon the officer's termination of employment with IMRglobal.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Related Parties (Continued):

      As part of the restructuring described in Note 16, one of the officers terminated employment with IMR in December 1999. The officer's employment separation agreement provided that if, during the period December 31, 1999 through December 31, 2000, the closing price of the Company's stock exceeded $24.40 per share for 5 consecutive days, the employee would repay the balance owed on the loan. If the share price did not reach $24.40 per share, the employee could surrender his 5,000 shares, in which event the loan together with the accrued interest would be deemed forgiven. The stock price did not exceed $24.40 during the agreed period and IMR purchased the stock as treasury shares effective December 31, 2000. The related write-off of approximately $126,000 is reflected in the restructuring reserve at December 31, 2000.

      The remaining officer loans bear interest at 9.5%, which is added to the principal portion of the note. At December 31, 2000, the principal balance of $469,000 is included as a contra-equity account and the related accrued interest of $92,000 is included in deposits and other assets in the accompanying balance sheet.

      A member of IMRglobal's Board of Directors also owns approximately 10% and is board member of a client of IMRglobal. During 2000, approximately $600,000 of revenue was attributable to this client. At December 31, 2000, $275,000 was included in accounts receivable and was more than 120 days overdue. A note receivable was executed with this client during January 2001 calling for monthly payments of $12,000 over the next two years.

10. Credit Facilities:

      Revolving Credit Loans

      IMRglobal maintains revolving credit facilities totaling approximately $45 million with various financial institutions. Of these facilities, $30 million (the "Original Line of Credit") will expire in February 2003 and $15 million (the "Additional Line of Credit") will expire in December 2003. The facilities bear interest at a spread over LIBOR whereby the spread may be 0.6% to 2.0% based on certain ratios and the specific financial institution. At December 31, 2000, the weighted average interest rate on the revolving credit facilities was 8.24%. These facilities are collateralized by virtually all of the assets of IMRglobal, including a mortgage on the headquarters premises located in Clearwater, Florida. The facilities also contain certain covenants which require IMRglobal to achieve specific levels of earnings and to maintain specific balance sheet and cash flow ratios. At December 31, 2000, IMRglobal was not in compliance with certain of the loan covenants related to tangible net worth and stockholders' equity. Management has obtained waivers from the banks related to these covenants as of December 31, 2000. Additionally, the tangible net worth covenant contained in the Original Line of Credit was amended such that the Company expects to be in compliance with it for the remainder of 2001. Amounts outstanding under the Additional Line of Credit have been refinanced under the Original Line of Credit, subsequent to December 31, 2000. The amount outstanding on these credit facilities at December 31, 2000, was $28.5 million which is due in 2003 and included in the maturity schedule below.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Credit Facilities (Continued):

      Capital Leases

            IMRglobal has leased some of the furniture, fixtures and infrastructural computer equipment located in its headquarters premises through transactions that are classified as capital leases. These leases are for periods ranging from 3 years to 5 years and allow for the purchase of the asset being leased for a nominal value at the end of the lease term. The assets are capitalized as part of the Company's property, plant and equipment. Related depreciation expense on these assets is included in depreciation expense. Specific interest rates vary from transaction to transaction and range from 9.27% to 9.89%. At December 31, 2000, the amount outstanding under capitalized leases was $2.7 million at a weighted average interest rate of 9.50%. The amount due per year under capitalized leases are included in the maturity schedule below.

      Term Loans

            IMRglobal's subsidiary in France has obtained loans from French government agencies at 0% interest payable in annual installments through March 2002. These loans are collateralized by furniture, fixtures and equipment located in IMRglobal's offices in France. At December 31, 2000, $357,000 was outstanding under these loan agreements. Of this amount, $143,000 is due in 2001 and $214,000 is due in 2002, which is included in the maturity schedule below.

      Long-Term Debt (In thousands):

                                                                                 December 31,
                                                                             -------------------

                                                                               1999        2000
                                                                             -------     -------
         France:
            Loans from French government agencies
            at 0% interest payable in annual installments
            through March 2002; collateralized by
            property and equipment ....................................      $   553     $   357

         Japan:
            Loans from financial institutions at various interest
            rates payable in monthly installments through
            September 2002 collateralized by property
            and equipment (repaid during 2000) ........................        1,065          --

         US:
            Capital leases at various interest rates payable in
            monthly installments through 2005, collateralized
            by furniture and equipment ................................           --       2,739

            Revolving credit loans ....................................       10,258      28,498
                                                                             -------     -------

                                                                              11,876      31,594
         Less current portion .........................................       10,891         700
                                                                             -------     -------

         Long-term debt, net of current portion .......................      $   985     $30,894
                                                                             =======     =======

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Credit Facilities (Continued):

      Maturities of long-term debt at December 31, 2000 are as follows (in thousands):

                    2002 ...................................          $   811
                    2003 ...................................           29,140
                    2004 ...................................              544
                    2005 ...................................              399
                                                                      -------

                                                                      $30,894
                                                                      =======

11. Income Taxes:

      The provision (benefit) for income taxes is as follows (in thousands):

                                                                      Year Ended December 31,
                                                               ------------------------------------

                                                                 1998          1999          2000
                                                               --------      --------      --------
         Current:
            Federal ......................................     $ 16,073      $  1,193      $     --
            State (net of federal tax benefit) ...........        1,379           142            --
            Foreign ......................................        2,853         1,712         3,098
                                                               --------      --------      --------

               Total current provision for income taxes ..       20,305         3,047         3,098

         Deferred:
            Federal ......................................       (5,445)        4,145           118
            State (net of federal tax benefit) ...........         (467)          502            13
            Foreign ......................................       (1,123)         (809)          245
                                                               --------      --------      --------

               Total deferred provision for (benefit from)
                  income taxes ...........................       (7,035)        3,838           376
                                                               --------      --------      --------

               Total provision for income taxes ..........     $ 13,270      $  6,885      $  3,474
                                                               ========      ========      ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (Continued):

      The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                               December 31,
                                                         ----------------------

                                                           1999          2000
                                                         --------      --------
         Deferred tax assets:

            Allowance for doubtful accounts ........     $    794      $    422
            Intangibles ............................        1,964            --
            Accrued compensation ...................        5,320         7,134
            Property, equipment and accrued expenses
               associated with restructuring charge         3,248           432
            Research and development credits .......           --           338
            Depreciation methods ...................           --           250
            Net operating loss .....................       15,446        27,126
            Other ..................................          770         1,086
                                                         --------      --------

               Total deferred tax assets ...........       27,542        36,788
                                                         --------      --------

         Deferred tax liabilities:
            Cash to accrual conversion .............       (3,530)       (1,623)
            Intangibles ............................       (4,333)       (3,596)
            Other ..................................         (554)       (1,016)
                                                         --------      --------

                  Total deferred tax liabilities ...       (8,417)       (6,235)
                                                         --------      --------

         Net deferred tax asset before
            valuation allowance ....................       19,125        30,553
         Valuation allowance .......................       (8,287)      (17,880)
                                                         --------      --------
         Deferred tax asset
            net of valuation allowance .............     $ 10,838      $ 12,673
                                                         ========      ========

      The balance sheet classification of the net deferred tax asset is summarized as follows (in thousands):

                                                          1999          2000
                                                        --------      --------

         Deferred tax asset -  current .............    $ 10,606      $ 14,095
         Deferred tax asset - noncurrent ...........       2,309            --
         Deferred tax liability - current ..........        (483)       (1,168)
         Deferred tax liability - noncurrent .......      (1,594)         (254)
                                                        --------      --------

                                                        $ 10,838      $ 12,673
                                                        ========      ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (Continued):

      As reflected above IMRglobal has recorded a valuation allowance of $8.3 million and $17.9 million, respectively, against the deferred tax asset which is summarized as follows (in thousands):

                                                            December 31,
                                                        -------------------

                                                         1999        2000
                                                        -------     -------
         United States:
            Net operating loss attributable to
               stock option exercises (allocated to
               shareholders' equity) ..............     $ 5,000     $16,612

         Foreign:
            Net operating loss for UK subsidiaries        1,905          --
            Accrued compensation costs for
               Japan subsidiary ...................       1,382       1,268
                                                        -------     -------

                                                        $ 8,287     $17,880
                                                        =======     =======

      As of December 31, 2000, IMRglobal had approximately $70.1 million of U.S. net operating loss carryforwards for regular income tax purposes which will expire between 2013 and 2020. The net operating loss primarily resulted from the deductible expense recognized for income tax purposes upon stock option exercises.

      During the years ended December 31, 1998, 1999 and 2000, various non-statutory stock options were exercised resulting in tax benefits (net of any valuation allowance) of approximately $20.9 million, $1.7 million and $.5 million, respectively, which were directly credited to shareholders' equity.

      Under the Indian Income Tax Act of 1961 (the "Act"), a substantial portion of IMRglobal-India's income is exempt from Indian Income Tax as profits attributable to export operations or a tax holiday expiring in 2008. Under the Act, there are certain alternative minimum tax provisions which impose tax on net profits at a rate of 10.5%. Management has determined that these provisions are not currently applicable due to the tax holiday. Accordingly, the effective tax rate imposed on IMRglobal-India's income is substantially less than the current statutory rate of 35%.

      Undistributed earnings of IMRglobal's foreign subsidiaries amounted to approximately $39.2 million at December 31, 2000. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. Determination of the amount of unrecognized deferred United States income tax liability or foreign tax withholding is not practicable because of the complexities associated with its hypothetical calculation.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (Continued):

      The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% in 1998 and 35% in 1999 and 2000 to the income before income taxes (in thousands).

                                                                  Year Ended December 31,
                                                          ------------------------------------

                                                            1998          1999          2000
                                                          --------      --------      --------
         Statutory tax provision ....................     $ 11,604      $ (1,734)     $  2,228
         State taxes, net of federal benefit ........          897           584            13
         Foreign and U.S. tax effects
            attributable to foreign operations ......         (273)         (515)         (401)
         Acquisition costs and compensation expense
            associated with treasury stock repurchase           --         3,920            --
         Intangible asset amortization and impairment          788         3,233         5,376
         Income exempt from taxation ................           --            --        (2,154)
         Increase (decrease) in valuation allowance .          135         1,377        (2,019)
         Other net ..................................          119            20           431
                                                          --------      --------      --------

               Total provision for income taxes .....     $ 13,270      $  6,885      $  3,474
                                                          ========      ========      ========

      The components of pre-tax earnings are as follows (in thousands):

                                                                 Year Ended December 31,
                                                          ------------------------------------

                                                            1998          1999          2000
                                                          --------      --------      --------
         United States ..............................     $ 30,763      $  2,717      $ (3,752)
         Foreign ....................................        2,387        (7,671)       10,118
                                                          --------      --------      --------

                                                          $ 33,150      $ (4,954)     $  6,366
                                                          ========      ========      ========


                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Leases:

      IMRglobal leases office facilities and certain residential premises for employees under noncancellable operating lease agreements. Rental expense under these leases was approximately $2.3 million, $4.2 million, and $4.3 million in 1998, 1999 and 2000, respectively. Future minimum lease payments as of December 31, 2000 for leases with noncancellable terms in excess of one year are approximately as follows (in thousands):

          2001.......................................    $      4,177
          2002.......................................           4,198
          2003.......................................           2,759
          2004.......................................           2,347
          2005.......................................           1,859
          Thereafter.................................           3,787
                                                          -----------

                   Total minimum payments............     $    19,127
                                                          ===========

13. Shareholders' Equity, Stock Option and Stock Purchase Plans:

      On March 9, 1998, IMRglobal declared a 3-for-2 stock split in the form of stock dividends payable on April 3, 1998 to shareholders of record on March 20, 1998. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted.

      Employee Stock Option Plans--IMRglobal has the IMRglobal Corp. Stock Incentive Plan, as amended and restated ("the Stock Plan"). Options to acquire up to 16.0 million shares of common stock may be granted to employees under the Stock Plan. These options give the employees the right to purchase common stock at an exercise price at least equal to the fair market value of the stock at the date of the option's grant. All options granted vest over periods up to 5 years and expire 7 to 10 years from their grant date.

      During August 1999, the Board of Directors authorized the creation of the 1999 Employee Stock Incentive Plan ("the 99 Stock Plan"). The 99 Stock Plan was primarily created to provide non-qualified stock options to employees of newly acquired companies. This plan excludes executive officers and directors of IMRglobal. A total of 3,000,000 shares of common stock have been authorized for issuance under this plan.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders' Equity, Stock Option and Stock Purchase Plans (Continued):

      Nonemployee Directors Stock Option Plan--During 1996, IMRglobal established the Nonemployee Directors Stock Option Plan, whereby nonemployee directors may be granted non-qualified options to purchase common stock. A total of 337,500 shares of common stock have been authorized for issuance under this plan. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each nonemployee director is granted an option of 22,500 shares for each two year period they serve on the Board. The options expire 10 years from the grant date. Beginning with the grant date, these options vest 50% at the end of the first year and 100% at the end of the second year. As of December 31, 2000, 180,000 options are available for future grants and 135,000 options are outstanding, of which 90,000 are exercisable.

      Stock Option Disclosures--IMRglobal applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in connection with the issuance of these options. Had compensation cost for IMRglobal's stock option plan been determined based on the fair value at the grant dates for the awards under the plan consistent with the method of SFAS Statement No. 123, IMRglobal's net income and earnings per share for the year ended December 31, 1998, 1999 and 2000 would have been reduced to the adjusted amounts indicated below:

                                                1998           1999           2000
                                             ----------     ----------      ----------
      Net income (loss) (in thousands):
         As reported ...................     $   19,880     $  (11,839)     $      185
         As adjusted ...................     $   14,152     $  (20,889)     $   (5,921)

      Diluted earnings (loss) per share:
         As reported ...................     $     0.57     $    (0.34)     $     0.00
         As adjusted ...................     $     0.40     $    (0.60)     $    (0.14)

      The pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

      The estimated per share fair value of options granted during 1998, 1999 and 2000 was $17.12, $10.56 and $6.62, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1999 and 2000, respectively: no dividend yield for each year presented; risk-free interest rates of 5.3%, 5.7% and 5.7%; expected lives of the options prior to exercise of 5.5 years for all years presented. For options granted prior to IMRglobal's initial public offering in November, 1996, volatility of the stock price was omitted from the pricing model as permitted by SFAS No. 123. For 1998, 1999 and 2000 option grants, a volatility measure of 92%, 88% and 95%, respectively, was employed.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders' Equity, Stock Option and Stock Purchase Plans (Continued):

      A summary of the status of IMRglobal's stock option plans as of December 31, 1998, 1999 and 2000, and changes during the years ended on those dates is presented below:

                                     1998                                1999                             2000
                           ---------------------------       -----------------------------      ----------------------------
                                          Weighted                            Weighted                          Weighted
                                           Average                             Average                           Average
   Fixed Options           Shares       Exchange Price       Shares         Exchange Price      Shares        Exchange Price
--------------------       ------       --------------       ------         --------------      ------        --------------
Outstanding at
  beginning of year      12,544,793      $        2.96      10,807,388      $        6.01      11,812,093      $        7.97

Granted                   1,279,450      $       25.28       2,564,510      $       14.23       2,189,750               8.52

Exercised                (2,807,291)     $        0.34      (1,174,733)     $        0.93      (2,961,490)              0.41

Cancelled                  (209,564)     $       16.80        (385,072)     $       16.30      (1,638,875)             17.05
                         ----------                         ----------                         ----------

Outstanding at
  end of year            10,807,388      $        6.01      11,812,093      $        7.97       9,401,478      $        8.79
                         ==========                         ==========                         ==========

Options exercisable
  at year-end             7,375,447                          7,013,117                          4,978,028
                         ==========                         ==========                         ==========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders' Equity, Stock Option and Stock Purchase Plans (Continued):

      The following table summarizes certain information about stock options at December 31, 2000:

                                             Options Outstanding                         Options Exercisable
                               -------------------------------------------------   -------------------------------

                                                  Weighted-
                                                   Average          Weighted-                         Weighted-
           Range of               Number          Remaining          Average          Number           Average
       Exercise Prices         Outstanding     Contractual Life   Exercise Price    Exercisable     Exercise Price
       ---------------         -----------     ----------------   --------------    -----------     --------------
        $0.04 - $ 0.04               59,000          5.5               $0.04              59,000         $0.04
        $0.22 - $ 0.22            3,049,737          5.5               $0.22           2,977,737         $0.22
        $2.25 - $ 3.19              931,600          8.8               $2.93             169,857         $2.25
        $4.44 - $ 6.22              418,000          4.9               $5.87             375,750         $5.89
        $7.03 - $10.50            1,875,606          8.9               $9.79             292,338         $9.03
       $11.00 - $15.50            1,078,735          8.7              $13.15             162,903         $14.66
       $17.06 - $24.19            1,636,550          6.9              $19.80             746,893         $19.36
       $28.75 - $37.17              352,250          7.3              $33.57             193,550         $34.55
                                  ---------          ---              ------           ---------         ------

        $0.04 - $37.17            9,401,478          7.1               $8.79           4,978,028          $5.91
                                  =========                                            =========

      As of December 31, 2000, options to purchase 1,853,939 shares of Common Stock were available for future grants.

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

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans:

      Defined contribution plans cover employees in the United States and certain other countries, including Australia, France and India. Employees may contribute to these plans and IMRglobal matches these contributions in varying amounts. Defined contribution pension expense for the years ended December 31, 1998, 1999 and 2000 was $1.3 million, $2.5 million and $2.6 million, respectively.

      During 1998, IMRglobal established a deferred compensation plan which allows certain U.S. employees to defer portions of their annual compensation. These assets are placed in a "rabbi trust" and are presented as assets of IMRglobal as they are available to the general creditors of IMRglobal in the event of IMRglobal's insolvency. The value of the assets at December 31, 1999 and 2000 was $6.4 million and $6.1 million, respectively, and is included in other assets. The related liability at December 31, 1999 and 2000 was $2.8 million and $3.7 million, respectively, and is included in accrued compensation. The assets are invested in variable life insurance products. At December 31, 2000, book value approximated fair value.

15. Concentrations of Credit Risk:

      Financial instruments which potentially subject IMRglobal to concentration of credit risk consist principally of cash and cash equivalents, marketable securities, trade receivables and variable rate debt. IMRglobal maintains its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. IMRglobal places its cash equivalents and marketable securities in investment grade short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

      Concentrations of credit risk with respect to accounts receivable is limited due to the dispersion of IMRglobal's client base across different industries and geographies. IMRglobal's two largest clients accounted for approximately 15%, 11% and 12% of revenue in 1998, 1999 and 2000, respectively, and 6% and 4% of accounts receivable as of December 31, 1999 and 2000, respectively. No other client accounted for 10% of revenue or accounts receivable for the above periods.

      The carrying amount of IMRglobal's borrowings under its long-term credit arrangements approximates fair value.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Restructuring Charge

      In the fourth quarter of 1999, IMRglobal implemented a restructuring plan to redeploy resources and better align its organization with its corporate strategy. The restructuring plan included the closure of three European offices within our Information Technology and Software Delivery segments, the write-down of specific mainframe software and hardware and the reduction of its global workforce. During the third quarter of 2000, IMRglobal initiated a plan to consolidate Canadian operations by closing three western Canada offices. The restructuring charges are summarized as follows (in thousands):

                                                                                            Cash Paid                     Accrued
                                                               Write-       Additional       Through       Adjustment     Charge
                                              Restructuring     Down      Restructuring    December 31,   for Certain   December 31,
                                                 Charge       of Assets      Charges           2000        Reserves        2000
                                              -------------   ---------   -------------    ------------   -----------   ------------

Closure of European facilities:
   Severance payments
      (80 employees) ..................         $    664      $     --      $     --         $ (1,386)     $    722      $     --
   Long-term commitments ..............            4,626            --            --             (988)       (2,032)        1,606
   Goodwill ...........................              348          (348)           --               --            --            --
   Property and equipment .............            1,089        (1,089)           --               --            --            --
Closure of Canadian facilities:
   Severance payments
      (40 employees) ..................               --            --           298             (263)           --            35
   Long-term commitments ..............               --            --           271             (101)           --           170
   Property and equipment .............               --          (339)          339               --            --            --
Other severance payments ..............                                                                                        --
     (70 employees) ...................            1,809            --            --           (1,655)         (113)           41
Property and equipment ................            3,691        (3,691)           --               --            --            --
Other restructuring costs .............              150          (126)            7             (291)          343            83
                                                --------      --------      --------         --------      --------      --------

                                                $ 12,377      $ (5,593)     $    915         $ (4,684)     $ (1,080)     $  1,935
                                                ========      ========      ========         ========      ========      ========

      Long-term commitments relating to real estate leases are expected to be paid over the life of the underlying lease agreements which expire through 2013. The remaining accrued charge is expected to be paid by December 31, 2001.

      During 2000, IMRglobal negotiated a more favorable settlement of long-term commitments related to the European facilities than had previously been anticipated and the payment of more generous severance payments for U.K. employees.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Impairment of Long-Lived Assets:

      IMRglobal IMRglobal measures the potential impairment of recorded goodwill and significant property and equipment on an annual basis. During 1999, IMRglobal determined that certain assets were impaired and recognized impairment charges as follows (in thousands):

                                                         Amount of                  Method Used to Determine
                    Assets Impaired                      Impairment                    Fair Market Value
                    ---------------                      ----------                 ------------------------
        Goodwill related to U.K. subsidiaries        $          3,783         Discounted cash flow

        Real estate in New Delhi, India                           279         Independent appraisal

        Other property and equipment                              375         Value offered by independent third party
                                                     ----------------

                                                     $          4,437
                                                     ================

      After recording the above impairment, the carrying value of our idle facility held for future use was $1.2 million.

18. Other Income (in thousands):

                                                 Year Ended December 31,
                                            -------------------------------

                                              1998         1999       2000
                                            -------      -------     -------

      Investment income ..........          $ 4,585      $ 4,234     $ 1,323
      Foreign exchange ...........               --          901      (1,455)
      Other income (expense) .....              (24)         129         426
                                            -------      -------     -------

                                            $ 4,561      $ 5,264     $   294
                                            =======      =======     =======

19. Commitments and Contingencies:

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

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Commitments and Contingencies (Continued):

      IMRglobal's French subsidiary, Lyon, has claimed a special tax exemption related to research and development (R&D) for the 1993 through 1995 fiscal years. The French taxing authorities have challenged this exemption and have made an assessment of $786,000. Lyon contested the decision and the tax authorities asked the French Ministry of Research to rule on the issue. The Ministry of Research ruled that the time spent developing the concept would be considered as R&D charges, but programming time would not. Accordingly, the estimate was revised downward and $100,000 has been accrued as a liability in the accompanying balance sheet as of December 31, 2000 related to this issue.

20. Supplemental Disclosure of Cash Flow Information (In thousands):

                                                            Year Ended December 31,
                                                      --------------------------------

                                                        1998        1999         2000
                                                      -------     --------     -------
      Cash paid during the year for interest ....     $   223     $    108     $ 2,682
                                                      =======     ========     =======
      Cash paid during the year for income taxes      $ 1,726     $  5,381     $ 6,874
                                                      =======     ========     =======
      Noncash investing and financing activities:
         Common stock issued in connection
           with acquisition of subsidiaries .....     $19,186     $ 85,067     $ 9,511
                                                      =======     ========     =======

         Deferred payments for acquisition
           of subsidiaries ......................     $ 1,478     $     --     $    --
                                                      =======     ========     =======

21. Segment Information (In thousands):

      IMRglobal operates several business units located in North America, Europe and Asia for which financial information is maintained and reported to the chief operating decision makers of the Company. In determining the reporting segments of the Company, management has aggregated the business units that have similar economic characteristics, products and services and types of client.

      IMRglobal has three reporting segments. The Information Technology ("IT") segment provides consulting and technology services to large companies in North America, Europe and Asia. The Health Care and Government Solutions segment provides business and consulting services to clients in the health care and governmental industries. Software Delivery Centers consist of two Indian facilities and one Northern Ireland facility that provide software development services to the IT segment organizations. The Northern Ireland facility was closed in 1999 (Note 16).

      The chief operating decision makers evaluate performance and allocate resources based on revenue and net margin. Net margin is gross profit less selling, general and administrative expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. IMRglobal does not allocate income taxes, other income or expense, research and development, intangible amortization or non-recurring charges to its reporting segments. In addition, IMRglobal accounts for services provided by the Software Development Centers to the IT segment at current market prices.

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Segment Information (In thousands) (Continued):

      Information regarding the reporting segments is as follows:

                                                     Health Care
                                                        and        Software
                                       Information   Government    Delivery
                                        Technology   Solutions      Centers      Total
                                       -----------   -----------   ---------     -----
      2000

      Revenue from external clients     $ 216,662     $  39,112    $    398     $256,172
                                        =========     =========    ========     ========
      Intersegment revenue ........     $   6,475     $      --    $ 26,225     $ 32,700
                                        =========     =========    ========     ========
      Depreciation expense ........     $   4,068     $     275    $    880     $  5,223
                                        =========     =========    ========     ========
      Segment net margin ..........     $  11,814     $   9,673    $  2,686     $ 24,173
                                        =========     =========    ========     ========
      Segment assets ..............     $ 142,779     $  16,892    $ 12,804     $172,475
                                        =========     =========    ========     ========
      1999

      Revenue from external clients     $ 203,963     $  16,086    $  1,979     $222,028
                                        =========     =========    ========     ========
      Intersegment revenue ........     $      --     $      --    $ 30,115     $ 30,115
                                        =========     =========    ========     ========
      Depreciation expense ........     $   3,605     $     122    $  1,563     $  5,290
                                        =========     =========    ========     ========
      Segment net margin ..........     $  26,843     $   3,902    $  3,655     $ 34,400
                                        =========     =========    ========     ========
      Segment assets ..............     $ 124,710     $  14,967    $ 22,314     $161,991
                                        =========     =========    ========     ========
      1998

      Revenue from external clients     $ 169,005     $      --    $  1,313     $170,318
                                        =========     =========    ========     ========
      Intersegment revenue ........     $      --     $      --    $ 34,535     $ 34,535
                                        =========     =========    ========     ========
      Depreciation expense ........     $   1,983     $      --    $  1,348     $  3,331
                                        =========     =========    ========     ========
      Segment net margin ..........     $  38,073     $      --    $  7,416     $ 45,489
                                        =========     =========    ========     ========
      Segment assets ..............     $ 161,822     $      --    $ 22,884     $184,706
                                        =========     =========    ========     ========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Segment Information (In thousands) (Continued):

      Following are reconciliations of reporting segment net margin and assets to the amounts included in the consolidated financial statements:

                                                                            Year Ended December 31,
                                                                     ------------------------------------

                                                                        1998         1999          2000
                                                                     --------      --------      --------
      Total net margin for reportable segments .................     $ 45,489      $ 34,400      $ 24,173
      Research and development .................................       (6,247)       (6,635)       (3,504)
      Goodwill and intangible amortization .....................       (2,074)       (6,705)      (10,448)
      Restructuring charge .....................................           --       (12,377)          165
      Impairment of long-lived assets ..........................           --        (4,437)           --
      Acquired in-process research and development .............       (8,200)       (3,410)           --
      Acquisition costs ........................................         (145)       (2,168)           --
      Charge associated with treasury stock purchase ...........           --        (8,778)           --
      Allowance for acquired receivables .......................           --            --        (1,632)
      Other income (expense) ...................................        4,327         5,156        (2,388)
                                                                     --------      --------      --------
      Consolidated income (loss)
         before provision for income taxes
         and cumulative effect of
         an accounting change ..................................     $ 33,150      $ (4,954)     $  6,366
                                                                     ========      ========      ========

                                                              December 31,
                                                       ------------------------

                                                          1999           2000
                                                       ---------      ---------
      Total assets for reportable segments .......     $ 161,991      $ 172,475
      Elimination of intersegment receivables ....       (14,303)       (31,913)
      Deferred income taxes ......................        12,915         14,095
      Intangible assets ..........................       143,195        164,178
                                                       ---------      ---------

      Consolidated total assets ..................     $ 303,798      $ 318,835
                                                       =========      =========

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Segment Information (In thousands) (Continued):

                                                                           Year Ended December 31,
                                                                     ----------------------------------

                                                                       1998         1999         2000
                                                                     --------     --------     --------
      Geographic financial information is summarized as follows:

      Revenue by geography:
         North America .........................................     $117,718     $149,435     $177,948
         Europe ................................................       44,585       46,925       52,109
         Asia Pacific ..........................................        8,015       25,668       26,115
                                                                     --------     --------     --------

               Total revenue ...................................     $170,318     $222,028     $256,172
                                                                     ========     ========     ========

                                                              As of December 31,
                                                             -------------------
                                                              1999        2000
                                                             -------     -------
      Long-lived assets allocated to segments:

         Sales organizations:
            North America ............................       $28,718     $33,825
            Europe ...................................           879         995
            Asia Pacific .............................           771         986

         Software Development Centers:
            India ....................................         6,547       5,715
            Northern Ireland .........................            58          --
                                                             -------     -------

            Total long-lived assets ..................       $36,973     $41,521
                                                             =======     =======

                                IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Supplemental Quarterly Information (Unaudited):

                                                                                            Quarter Ended
                                                                    ------------------------------------------------------

                                                                    March 31       June 30      September 30   December 31
                                                                    --------       -------      ------------   -----------
                                                                               (In thousands except per share data)
1999

   Revenue ..............................................           $ 51,888       $ 62,953       $ 62,159      $ 45,028
   Gross profit .........................................             24,149         28,578         27,100        13,030
   Income (loss) from operations ........................              5,412         12,768          6,819       (35,109)
   Net income (loss) ....................................              3,667          8,569          5,192       (29,267)
   Diluted earnings (loss) per share ....................           $   0.10       $   0.21       $   0.12      $  (0.78)

2000

   Revenue ..............................................           $ 58,320       $ 69,365       $ 75,208      $ 53,279
   Gross profit .........................................             23,578         29,796         32,520        15,451
   Income (loss) from operations ........................              2,682          6,628         10,410       (10,966)
   Income loss before cumulative effect
      of a change in accounting method ..................              1,533          3,695          5,970        (8,306)
   Diluted earnings (loss) per share
      before cumulative effect of a
      change in accounting method .......................           $   0.04       $   0.09       $   0.14      $  (0.20)
   Cumulative effect of a change in
      accounting method .................................             (2,707)            --             --            --
   Net income (loss) ....................................             (1,174)         3,695          5,970        (8,306)
   Diluted earnings (loss) per share ....................           $  (0.03)      $   0.09       $   0.14      $  (0.19)

      During the quarter ended December 31, 1999, IMRglobal incurred charges of $25.6 million for restructuring charge (Note 16), impairment of assets (Note 17) and charge associated with treasury stock purchase (Note 2).

      Effective the quarter ended March 31, 2000, IMRglobal incurred a charge of $2.7 million for a change in accounting method (Note 1). Accordingly, net loss and diluted loss per share as reported here differs from amounts reported in our March 31, 2000 10-Q, as filed. During the quarter ended December 31, 2000, IMRglobal incurred a $1.6 million charge related to losses on receivables acquired in the purchase of Orion in 1999 (Note 2) and a $2.3 million charge related to a client discount.

                                IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Events Subsequent to Auditor's Opinion Date (Unaudited):

      On February 21, 2001 CGI Group Inc. ("CGI") and IMRglobal Corp. announced the signing of a definitive merger agreement providing for the acquisition of IMRglobal. Under the terms of the definitive agreement, IMRglobal shareholders will receive 1.5974 Class A Subordinate Shares of CGI for each share of IMRglobal Common Stock.

      The IMRglobal Board of Directors has received an opinion from its financial advisor to the effect that the exchange ratio in the merger is fair, from a financial point of view, to IMRglobal and its shareholders. The Board of Directors of IMRglobal has unanimously determined that the merger is fair to and in the best interest of the shareholders of IMRglobal and has resolved to recommend to the shareholders that they approve the merger. The chairman and CEO of IMRglobal, who owns, directly and indirectly, 28% of the outstanding shares of IMRglobal, has agreed to support the transaction at a special shareholders' meeting.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

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

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 with respect to the directors and executive officers of the Company is incorporated herein by reference to the material under the caption "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 2000.

Item 11. Executive Compensation

      The information required by this Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

            (1)   Financial Statements

                  See Part II, Item 8.

            (2)   Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      (b)   Form 8-K

            (1) Reports on Form 8-K filed during the quarter ended December 31, 2000:

                  None

      (c)   Exhibits

            The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------   -----------------------------------------------------------------------
2.1 Agreement and Plan of Merger, dated as of February 21, 2001, between IMRglobal Corp., CGI Group, Inc. and CGI Florida Corporation. (Incorporated by reference to Exhibit 3 filed with CGI Group, Inc.'s
         Schedule 13D filed on March 2, 2001) (Commission File No. 0-28840)
3.1 Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
4.2 Specimen Stock Certificate. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
9.1 Voting Agreement, dated as of February 21, 2001, between Satish K. Sanan and A&S Family Limited Partnership, CGI Group, Inc. and CGI Florida Corporation (Incorporated by reference to Exhibit 2 filed with CGI Group, Inc.'s Schedule 13D filed on March 2, 2001) (Commission File No. 0-28840)
10.1 Master Services Agreement dated April 1, 1996 between the Registrant and IMR-India. (Incorporated by reference to Exhibit 10.4 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.2 Master Services Agreement dated April 1, 1996 between IMR-U.K. and IMR-India. (Incorporated by reference to Exhibit 10.5 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.3 Master Services Agreement for Information Technology Professional and related schedules between the Registrant and Dayton Hudson Corporation. (Incorporated by reference to Exhibit 10.9 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.4 Master Services Agreement and related schedules between the Registrant and Dean Witter Discover & Co., Inc. (Incorporated by reference to
         Exhibit 10.10 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.5 Master Agreement for Computer Consulting and Programming Services and related schedules between the Registrant and Target Stores. (Incorporated by reference to Exhibit 10.12 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.8 Form of Employment Agreement between Registrant and Satish K. Sanan. (Incorporated by reference to Exhibit 10.15 with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.9 401(k) Profit Sharing Plan effective January 1, 1992 and Amendment thereto effective January 1, 1994. (Incorporated by reference to Exhibit 10.17 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.10 Stock Incentive Plan effective July 15, 1996. (Incorporated by reference to Exhibit 10.18 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.11    Form of Directors Stock Option Plan. (Incorporated by reference to
         Exhibit 10.19 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.12    Form of Employee Stock Purchase Plan. (Incorporated by reference to
         Exhibit 10.20 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.14 Loan Agreement between IMR-India and Canara Bank and related documents. (Incorporated by reference to Exhibit 10.27 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).

                                  EXHIBIT INDEX
                                   (Continued)

Exhibit
Number                               Description
------   -----------------------------------------------------------------------
10.15 Loan Agreement between IMR-India and Exim Bank of India and related documents. (Incorporated by reference to Exhibit 10.28 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.16 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.29 filed with Annual Report on Form 10-K) (Commission File No. 0-28840).
10.17 Acquisition Agreement dated January 13, 1997 between the Registrant and Philip and Sheila Shipperlee relating to the acquisitions of Link Group Holdings Limited. (Incorporated herein by reference to Exhibit 2.1 filed with Current Report on Form 8-K filed with the Commission on January 13, 1997) (Commission File No. 0-28840).
10.18 Share Purchase Agreement dated January 13, 1998 between the Registrant and Satish and Anne Sanan relating to the acquisition of IMR-U.K. (Incorporated herein by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1) (Registration No. 333-30741).
10.19 Share Purchase Agreement dated May 15, 1998 between the Registrant and Jean Rene Lyon, Pierre Barberis, Marie-Amelie Barberis, Romain Barberis and Didier Lamour (Sellers) relating to the acquisition of Lyon Consultants, S.A. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on May 28, 1998) (Commision File No. 0-28840).
10.20 Share Exchange Agreement dated March 26, 1999 between the Registrant and Fusion Systems Japan Co., Ltd. (Seller) relating to the acquisition of Fusion Systems Japan Co., Ltd. (Incorporated herein by reference to
         Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on April 8, 1999) (Commission File No. 0-28840).
10.21 Agreement and Plan of Merger dated June 15, 1999 between the Registrant and Orion Consulting, Inc. (Seller) relating to the acquisition of Orion Consulting, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on June 29, 1999) (Commission File No. 0-28840).
10.22 First Amendment to the Acquisition Agreement dated March 26, 1999 between the Registrant and Fusion Systems Japan Co., Ltd. (Seller) relating to the acquisition of Fusion Systems Japan Co., Ltd. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on November 4, 1999) (Commission File No. 0-28840).
10.23 Information Management Resources, Inc. First Amended and Restated Stock Incentive Plan (Incorporated by reference with IMRglobal's Registration Statement on Form S-8) (Registration No. 333-87095).
10.24 IMRglobal Corp. 1999 Employee Stock Incentive Plan (Incorporated by reference with IMRglobal's Registration Statement on Form S-8) (Registration No. 333-86753)
10.25 First Amendment to Executive Employment Agreement between Registrant and Satish K. Sanan. (Incorporated herein by reference to Exhibit 10.25 filed with the Annual Report on Form 10-K filed with the Commission on March 30, 2000) (Commission File no. 0-28840)
10.26 Restated Revolving Credit Agreement Between Registrant and First Union National Bank dated January 19, 2000. (Incorporated herein by reference to Exhibit 10.26 filed with the Annual Report on Form 10-K filed with the Commission on March 30, 2000) (Commission File no. 0-28840)
10.27 First Amendment To Restated Revolving Credit Agreement between Registrant and First Union National Bank dated March 17, 2000. (Incorporated herein by reference to Exhibit 10.27 filed with the Annual Report on Form 10-K filed with the Commission on March 30, 2000) (Commission File no. 0-28840)
10.28 Second Amendment to Restated Revolving Credit Agreement between Registrant and First Union National Bank dated June 14, 2000.
10.29    Loan Agreement between Registrant and AmSouth Bank dated December 8,
         2000.
21.1     List of Subsidiaries.
23.1     Consent of Ernst & Young L.L.P.
24.1     Powers of Attorney (included on signature page).

----------
+ Confidential treatment has been granted with respect to portions of these documents. The omitted portions of these documents have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2001.

                                                 IMRglobal Corp.


                                                 By: /s/ Satish K. Sanan
                                                    ----------------------------
                                                         Satish K. Sanan
                                                         Chief Executive Officer

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

                   Signature                          Title                                        Date
                   ---------                          -----                                        ----
/s/ Satish K. Sanan                   Chief Executive Officer                                  March 26, 2001
-------------------------------        (Principal Executive Officer)                           --------------
      Satish K. Sanan                  and Director

/s/ Michael J. Dean                   Chief Financial Officer                                  March 26, 2001
-------------------------------        (Principal Financial and Accounting Officer)            --------------
      Michael J. Dean

/s/ Vincent Addonisio                 Executive Vice President                                 March 26, 2001
-------------------------------        Director                                                --------------
      Vincent Addonisio

/s/ Philip Shipperlee                 President - European Operations                          March 26, 2001
-------------------------------         Director                                               --------------
      Philip Shipperlee

/s/ Charles C. Luthin                 Director                                                 March 26, 2001
-------------------------------                                                                --------------
      Charles C. Luthin

/s/ Jeffery S. Slowgrove              Director                                                 March 26, 2001
-------------------------------                                                                --------------
      Jeffery S. Slowgrove