Form 10-K405/A
period 2000-12-31
IMRGLOBAL CORP
filed 2001-04-27
CIK 1021772

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                  FORM 10-K/A
                        (Amendment No. 1 to Form 10-K)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the Company's common stock, par value $.10 per share (the "Common Stock") held by non-affiliates of the registrant as of April 16, 2001, was approximately $209.4 million based upon the closing price of $5.60 per share as reported on the Nasdaq National Market for that date. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of April 16, 2001, there were 44,041,279 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                IMRglobal Corp.

                                   Form 10-K
                       For Year Ended December 31, 2000

                               Table of Contents

                                                                                                      Page
                                                                                                      ----
     Part I
         Item  1.  Business...........................................................................   1
         Item  2.  Properties.........................................................................  10
         Item  3.  Legal Proceedings..................................................................  11
         Item  4.  Submission of Matters to a Vote of Security Holders................................  11

     Part II
         Item  5.  Market for Registrant's Common Equity and Related
                    Shareholder Matters...............................................................  12
         Item  6.  Selected Consolidated Financial Data...............................................  13
         Item  7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................  14
         Item 7A.  Quantitative and Qualitative Disclosure About Market Risks.........................  35
         Item  8.  Financial Statements and Supplementary Data........................................  35
         Item  9.  Changes in and Disagreements with Independent Auditors on
                    Accounting and Financial Disclosure...............................................  73

     Part III
         Item 10.  Directors and Executive Officers of the Registrant.................................  73
         Item 11.  Executive Compensation.............................................................  75
         Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................  85
         Item 13.  Certain Relationships and Related Transactions.....................................  86

     Part IV
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................  87
         Signatures...................................................................................  91

                               Explanatory Note

     This Form 10-K/A replaces in its entirety the Form 10-K previously filed by IMRglobal Corp. on March 26, 2001, and is being filed in order to (a) include
Part III, (b) delete the reference to documents incorporated by reference on the cover page, and (c) amend Item 14. No other portion of the previously filed 10-K has been amended.

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

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

       There have been no disagreements with any of IMRglobal's accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The following table contains information with respect to our Directors and Executive Officers:

     Name                    Age    Title
     ----                    ---    -----
     Satish K. Sanan          53    President, Chief Executive Officer and
                                    Chairman of the Board of Directors (1)
     Vincent Addonisio        46    Executive Vice President, Chief
                                    Administrative Officer and Director (1)
     Michael J. Dean          41    Chief Financial Officer
     Philip Shipperlee        54    Director
     Charles C. Luthin        58    Director (1)(2)(3)
     Jeffrey S. Slowgrove     44    Director (2)(3)

     (1) Member of the Executive Committee
     (2) Member of the Compensation Committee
     (3) Member of the Audit Committee

   Satish K. Sanan

     Mr. Sanan co-founded IMRglobal in 1988 and has served as Chief Executive Officer and as Chairman of The Board of Directors of IMRglobal since its inception and as President from inception except during 1999. Mr. Sanan also has served as a director of each of IMRglobal's subsidiaries since the date the respective subsidiary was formed or acquired. Mr. Sanan serves as a director of Padua Stables, Inc. (a private company controlled by Mr. Sanan) and is a majority partner of Padua Stables, L.P. Prior to founding IMRglobal, Mr. Sanan was employed by SHL Systemhouse Limited from 1980 to 1988 where he was responsible for planning, directing and controlling the achievement of sales and delivery objectives.

   Vincent Addonisio

     Mr. Addonisio has been a director of IMRglobal since September 1996. Mr. Addonisio has been Executive Vice President and Chief Administrative Officer since December 1999. Prior to that he was Senior Vice President of IMRglobal since June 1998. Mr. Addonisio also serves as a director for various subsidiaries of IMRglobal. Mr. Addonisio served as president of Parker Communications Network, Inc., a point of sale marketing network company, from January 1997 until June 1998. From July 1993 until November 1996, Mr. Addonisio was employed by ABR Information Services, Inc., a benefits administration outsourcing company in various positions that included executive vice president, chief financial officer and treasurer, he was also a director of the company. Mr. Addonisio also currently serves as a director and a member of the audit committee of Reptron Electronics, Inc., an unrelated publicly traded company.

   Michael J. Dean

     Mr. Dean joined IMRglobal as a controller in 1994. During IMRglobal's November 1996 initial public offering, Mr. Dean served as CFO, a position he resumed in 2000. Prior to joining IMRglobal, Mr. Dean served for ten years as a Manager for Harper, Van Scoik & Company, a Certified Public Accounting firm in Clearwater, Florida. Mr. Dean is a Certified Public Accountant.

   Philip Shipperlee

     Mr. Shipperlee has served as a director of IMRglobal since September 1996 and has been an executive of IMRglobal since January 1997, most recently as President - European Operations. Mr. Shipperlee served as managing director of Link Group Holdings, Ltd. ("Link") from June 1980 until IMRglobal's acquisition of Link in January 1997. Mr. Shipperlee served as managing director of Information Management Resources (U.K.) Ltd. from 1994 until January 1997 when operations were merged with Link.

   Charles C. Luthin

     Mr. Luthin has been a director of IMRglobal since August 1995. From October 1994 until July 1995, he served as Vice President-Finance of IMRglobal. Since 1995, Mr. Luthin has served as vice president-finance for Eckerd Family Youth Alternatives, Inc., a not-for-profit entity located in Clearwater, Florida. From 1993 until 1994, Mr. Luthin served as president of Dow Sherwood Corporation, a corporation that owns and operates restaurants. From 1989 until 1993, Mr. Luthin served as vice president-finance and chief financial officer of Trans-marine Management Company, providing financial management and analysis for business interests of George M. Steinbrenner. From 1980 until 1989, Mr. Luthin served in various capacities for Walt Disney World Company, including vice president, finance and planning-parks, where he was responsible for financial analysis and long-term planning for that company's theme park operations.

   Jeffery S. Slowgrove

     Mr. Slowgrove co-founded IMRglobal in 1988 with Mr. Sanan and has served as a director of IMRglobal since its inception. Mr. Slowgrove also served as IMRglobal's Treasurer from November 1988 through June 1998 and as a director of IMRglobal's India subsidiary from June 1990 through September 1998. Since June 1998, Mr. Slowgrove has been the President of JSS Management Consulting, Inc., a consulting firm in Palm Harbor, Florida, providing funding for start-up organizations and consultation on the business and management issues facing companies during early rapid growth and expansion phases. Mr. Slowgrove also serves as a Director for several of the companies that he provides funding and services, including Procyon Corp. (a public company), Spire, Inc. (a private company) and several other private companies. None of the companies that are served by Mr. Slowgrove are related to or currently conduct business with IMRglobal except for Spire, Inc. with which IMRglobal conducted some business during 2000.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act requires IMRglobal's directors and officers and persons who own more than 10% of a registered class of IMRglobal's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish IMRglobal with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to IMRglobal and written representations from the executive officers and directors, IMRglobal believes that all Section 16(a) filing requirements were met during 2000.

Item 11.  Executive Compensation
          ----------------------

     The following table sets forth information concerning the compensation of IMRglobal's Chief Executive Officer and its three other executive officers determined as of the end of the last year (hereafter referred to as the "Named Executive Officers") for the years ended December 31, 2000, 1999 and 1998.

                                                                                                       Long-Term
                                                                                                      Compensation
                                                                                                         Awards
                                                                                                        --------
                                                                        Annual Compensation
                                                              ------------------------------------
                                                                                                      Securities
                                                                                        Other         Underlying      All Other
 Name and Principal Position                           Year    Salary     Bonus    Compensation(1)      Options     Compensation(2)
 ---------------------------                           ---     ------     -----    ---------------   ------------  ----------------

Satish K. Sanan...................................     2000   $500,000   $824,248      $      -          150,000    $  113,638(3)
   Chairman of the Board and                           1999    500,660    582,218             -          100,000      249,936(3)
   Chief Executive Officer                             1998    500,660    805,929       100,000          150,000      108,436(3)

Vincent Addonisio.................................     2000   $192,308   $ 75,000      $ 75,000           20,000    $       -
   Executive Vice President                            1999    175,000     75,000        75,000          100,000            -
   and Chief Administrative                            1998     81,923     75,000        76,000          150,000            -
   Officer

Michael J. Dean (4)...............................     2000   $ 92,308   $ 30,000      $ 10,000           40,000    $       -
   Chief Financial Officer                             1999          -          -             -                -            -
                                                       1998          -          -             -                -            -

Robert M. Molsick (5).............................     2000   $113,387   $      -      $      -                -    $       -
   Chief Financial Officer                             1999    115,000     20,000         5,000                -            -
                                                       1998     90,231     12,500        13,500           45,000            -


_________

(1) Other annual compensation consists of deferred compensation contributed by the Company under IMRglobal's Key Employee Deferred Compensation Plan.
(2) In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits is omitted, such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.
(3) Includes $1,000 annual contribution on behalf of Mr. Sanan to IMRglobal's 401(K) Plan and annual automobile benefits of $6,000 to $27,000. The remaining amounts represent premiums for life insurance policies with benefits primarily payable to beneficiaries designated by Mr. Sanan.
(4) Mr. Dean was promoted to Chief Financial Officer in November 2000.
(5) Mr. Molsick commenced employment with IMRglobal in April 1998 as Chief Financial Officer. In November 2000 Mr. Molsick resigned from IMRglobal.

    Mr. Sanan had entered into a five year employment agreement effective October 31, 1996 with IMRglobal. The employment agreement was for a term expiring on the fifth anniversary of the effective date, and provided for automatic renewal for additional one year periods until either IMRglobal or Mr. Sanan served a 180 day notice of non-renewal. The employment agreement could have been terminated by IMRglobal only with cause. Cause was defined as including: (a) theft or embezzlement with regard to material property of IMRglobal; or (b) continued neglect in fulfilling his duties as Chief Executive Officer as a result of alcoholism, drug addiction or excessive unauthorized absenteeism, after written notification from the Board of Directors of such neglect and failure to cure within a reasonable time. Pursuant to the employment agreement, Mr. Sanan was to be paid a base salary as determined by the Compensation Committee plus automobile expenses. The Compensation Committee set Mr. Sanan's base annual compensation at $500,000 effective January 1, 1999. The employment agreement also provided for an annual incentive bonus equal to at least 2% of "Cash Earnings", which was defined as gross profit less selling, general and administrative expenses, less research and development expenses plus depreciation. This annual incentive is capped at $1 million. Mr. Sanan is eligible to receive stock options exercisable at fair market value on the grant date, in such amounts and subject to such vesting provisions as determined by the Compensation Committee. IMRglobal also has agreed to maintain and to pay the premiums for approximately $10.2 million of life insurance policies with benefits primarily payable to beneficiaries designated by Mr. Sanan. The amount of these payments in 2000 was $272,000. During 2000, various life insurance plans were canceled and/or responsibility for payment assumed by Mr. Sanan. The amount of coverage maintained by IMRglobal was reduced to approximately $10.2 million. IMRglobal has been granted a security interest in the death benefit and cash surrender value which approximates the amount of the cumulative premium payments made by IMRglobal. IMRglobal also agreed to provide Mr. Sanan an unsecured line of credit of up to $5,000,000 at an interest rate of 1% above prime. The employment agreement provided that Mr. Sanan would receive all standard benefits made available to other executive employees of IMRglobal. The employment agreement further provided that in the event that IMRglobal terminated Mr. Sanan's employment without cause, Mr. Sanan would receive a severance payment equal to three times the greater of (a) Mr. Sanan's then current base salary plus the amount of his prior year bonus and the annualized value of any current benefits, or (b) his compensation as reported for tax purposes for the immediately preceding calendar year. The employment agreement contains a noncompetition covenant for a period of three years following termination of employment by Mr. Sanan for any reason other than by IMRglobal for cause.

     In connection with the proposed merger with CGI Group Inc. ("CGI"), Mr. Sanan entered into a new employment agreement and certain related agreements with IMRglobal and CGI. These agreements provide, among other things that:

      . while the merger agreement is in effect and following completion of the merger, Mr. Sanan will not be entitled to the severance benefits provided under his existing employment agreement which might otherwise be payable upon a termination of his employment without cause by IMRglobal or following specified "constructive" terminations of his employment. These severance benefits waived by Mr. Sanan include a payment equal to three times his gross employment income attributable to IMRglobal for the previous calendar year (which could have totaled as much as $(US)96.0 million based on Mr. Sanan's compensation for the year 2000 as reported for tax purposes), the vesting of all of his employee stock options, and the continuation of certain insurance benefits;

      . upon completion of the merger, revised terms to his continuing employment, including a new bonus arrangement so that Mr. Sanan will no longer be entitled to the financial performance bonus in his existing employment agreement equal to 2% of IMRglobal's consolidated pre-tax cash earnings, up to a maximum of $(US)1.0 million and will instead be entitled to an annual financial performance bonus of up to $(US)500,000;

     . immediately prior to completion of the merger, the $(US)5.0 million loan (and any accrued interest) to Mr. Sanan pursuant to a line of credit provided to him by IMRglobal under his existing employment agreement will be eliminated either by the forgiveness of the loan or the payment of a bonus to Mr. Sanan in an amount equal to the loan which will be used to repay the loan;

     . an overpayment to Mr. Sanan in respect to his year 2000 bonus in the amount of $(US)286,832 will be credited against his year 2001 bonus, if earned, and Mr. Sanan will be required to repay this overpayment to the extent that it exceeds the aggregate amount of his 2001 bonus; and

     . at the time the merger is completed, his existing employment agreement will be replaced by a new employment agreement.

     The new employment agreement with Mr. Sanan, which will become effective at the time the merger is completed provides for:

     .   Mr. Sanan's employment by IMRglobal;

     . a two year term, with automatic one year renewals unless notice of termination is given at least 120 days prior to the expiration of the term by either Mr. Sanan or IMRglobal;

     . responsibilities for Mr. Sanan as are reasonably agreed upon by Mr. Sanan and CGI;

     .   an annual base salary of $(US)500,000;

     . an annual financial performance bonus of up to 100% of base salary keyed to performance criteria related to CGI and IMRglobal;

     . the granting to Mr. Sanan of employee stock options by CGI in a manner consistent with grants to executive vice presidents of CGI located in the United States;

     . the immediate vesting of all stock options granted to Mr. Sanan prior to the completion of the merger in the event he is terminated without "cause" (as defined in his new employment agreement) upon not less than 120 days prior written notice;

     . the provision to Mr. Sanan of insurance benefits, car allowances, and the payment by IMRglobal each year of up to $(US)106,020 in premiums on life insurance policies for the benefit of Mr. Sanan; and

     .   if he is an employee of CGI at such time, the appointment of Mr.
         Sanan to the board of directors of CGI as a board vacancy occurs or, in any event, the nomination for election of Mr. Sanan as a CGI director at CGI's next annual meeting of shareholders, if he continues as an employee of CGI at that time, subject to any necessary shareholder approval.

     At the time the merger agreement was signed, CGI and IMRglobal also entered into amendments to the existing employment agreements between IMRglobal and each of Vincent Addonisio, IMRglobal's Executive Vice President and Chief Administrative Officer, and Philip Shipperlee, IMRglobal's President of European Operations. These amendments provide:

     . that the amounts these individuals have borrowed from IMRglobal pursuant to loans provided to them under their existing employment agreements and used by each of them to purchase shares of

         IMRglobal common stock that secure such loans (each loan is approximately $(US)234,500 plus accrued interest of approximately $(US)50,000 on each loan) will be forgiven and IMRglobal's security interest in its common stock released at the time the merger is completed (each loan was used by each of Mr. Addonisio and Mr. Shipperlee to purchase IMRglobal common stock with a current market value of approximately $(US)75,000 for each);

     . the employee will be obligated to repay the loan amounts plus accrued interest if he voluntarily terminates his employment (other than by reason of death or disability) within six months after the consummation of the merger; and

     . if the employee's employment with IMRglobal is terminated for any reason after the consummation of the merger, any unvested stock options granted to him by IMRglobal prior to the merger will become immediately and fully exercisable and all of his outstanding stock options will remain exercisable for 36 months after the termination of employment.

     These amendments to the employment agreement of Messrs. Addonisio and Shipperlee will terminate if the merger agreement is terminated.

Option Grants in Last Fiscal Year

     Options granted to Named Executive Officers in fiscal 2000 had exercise prices equal to the fair market value of the common stock on the date of the grant as determined by the Board of Directors. These options are non-qualified stock options and vest over three years from the date of the grant. The following table sets forth information concerning options granted to the Named Executive Officers during the year ended December 31, 2000:

                                     Individual Grants                     Potential Realizable
                    ---------------------------------------------------
                     Number of    Percent of                                  Value at Assumed
                     Securities      Total                                  Annual Rate of Stock
                     Underlying   Granted to   Exercise or                Price Appreciation for
                      Options    Employees In  Base Price    Expiration        Option Term(1)
                                                                           --------------------------
Executive Officer     Granted     Fiscal Year  Per Share        Date            5%             10%
-----------------     -------     -----------  ---------     ----------    -------------   -----------
Satish K. Sanan.......  150,000       0.7%       $13.19        03/16/10       $1,244,268    $3,153,219
Vincent Addonisio.....   20,000       0.1%       $ 3.19        12/21/10       $   40,123    $  101,681
Michael J. Dean.......   30,000       0.1%       $ 7.84        11/14/10       $  147,916    $  374,848
Michael J. Dean.......   10,000       0.0%       $ 3.19        12/21/10       $   20,062    $   50,840

____________
(1) The potential realizable value is calculated based on the ten-year term of the option at the time of its grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option. The actual realizable value of the options based on the actual market price may substantially exceed the potential realizable value shown in the table.

Option Exercises in Last Fiscal Year and Year-end Option Values

     The following table sets forth the aggregate dollar value of all options exercised and the total number of unexercised options held, on December 31, 2000, by the Named Executive Officers:

                                                                   Number of Securities
                                                              Underlying Unexercised              Value of Unexercised
                             Shares                                  Options at                  In-the-Money Options at
                            Acquired         Value               December 31, 2000                December 31, 2000(1)
                                                         ------------------------------------    --------------------------------
 Executive Officer         on Exercise    Realized(2)      Exercisable        Unexercisable        Exercisable     Unexercisable
-------------------        -----------  ---------------  --------------   -------------------    --------------   ---------------
Satish K. Sanan.........     2,800,000   $30,440,340       2,845,237                   -           $14,660,875        $     -
Vincent Addonisio.......             -             -               -              20,000                     -         43,740
Michael J. Dean.........        31,000       341,310          50,000              10,000               266,528         21,870

--------------
(1) The closing price for IMRglobal's common stock as reported by The Nasdaq Stock Market(TM) on December 29, 2000 was $5.375. Value is calculated on the basis of the difference between the option exercise price and $5.375, multiplied by the number of shares of common stock underlying the option in accordance with SEC rules.
(2) Value realized is calculated based on the difference between the option exercise price and the closing market price of our common stock on the date of exercise multiplied by the number of shares to which the exercise relates.

     As the founder of the Company, Mr. Sanan's beneficial ownership of IMRglobal exceeded 90% prior to the Company's Initial Public Offering ("IPO") in November 1996. The 2.8 million shares acquired on exercise by Mr. Sanan represented a portion of his pre-IPO ownership structure.

Compensation Committee Interlocks and Insider Participation

     Until June 1998, IMRglobal's Compensation Committee was comprised of Messrs. Luthin and Addonisio. Mr. Addonisio was named Senior Vice President of IMRglobal in June 1998. The Compensation Committee is currently comprised of Messrs. Luthin and Slowgrove. Mr. Slowgrove served as an officer of IMRglobal from November 1988 to June 1998. Mr. Luthin served as Vice President-Finance of IMRglobal from October 1994 until July 1995. Neither Messrs. Slowgrove nor Luthin was an officer or employee of IMRglobal or any of its subsidiaries at any time during 2000.

Directors' Compensation

     Compensation of IMRglobal's directors who are not also employees of IMRglobal currently consists of an annual director's fee of $5,000 plus $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended which is held independently of a board meeting. Each director is entitled to receive reimbursement of out-of-pocket expenses incurred to attend meetings of the Board of Directors. Nonemployee directors also are eligible to receive options under IMRglobal's 1996 Directors Stock Option Plan. Directors who are officers or employees of IMRglobal do not receive any additional compensation for their services as directors.

     The terms of the options granted under the Directors Stock Option Plan, including the exercise price, dates and number of shares subject to the options, are specified in the Directors Stock Option Plan. The Directors Stock Option Plan provides for the automatic grant of non-qualified stock options to nonemployee directors. Each nonemployee director receives an option to purchase 22,500 shares of common stock on the date of, and at the time immediately following, every other annual meeting of IMRglobal's shareholders (the "Bi-Annual Grant"). Each nonemployee director who is first appointed or elected to the Board at any time other than at an Annual Meeting of IMRglobal's Shareholders at which a Bi-Annual Grant is made, will be granted an option to purchase a number of shares of common stock equal to the product of
(a) 22,500 multiplied by (b) a fraction, the numerator of which is the number of days during the period beginning on such date and ending on the date of the next Bi-Annual Grant, and the denominator of which is 730 (the "Interim Grant").

     Bi-Annual Grants and Interim Grants vest 50% on the date the nonemployee director completes 12 months of continuous service on the Board of Directors, and 100% on the date the nonemployee director completes 24 months of continuous service on the Board of Directors. No option is transferable by the nonemployee director other than by will or laws of descent and distribution, or pursuant to a qualified domestic relations order. The exercise price of all options is equal to the fair market value of the shares on the date of grant as defined under the Directors Stock Option Plan, and the term of each option is ten years. The Directors Stock Option Plan will continue in effect for a period of ten years unless sooner terminated by the Board of Directors.

     The CGI merger will result in the acceleration of the vesting of options for the directors Charles C. Luthin and Jeffery S. Slowgrove (each individual has options to purchase 22,500 IMRglobal shares otherwise vesting 50% on May 26, 2001 and 100% on May 26, 2002 at an exercise price of $(US)15.50 per share). When these options are converted into options to purchase CGI Class A Subordinate Shares at the effective time of the merger, they will all become fully vested. Upon completion of the merger, all outstanding options under the directors stock option plan of IMRglobal will remain exercisable until December 31, 2001.

Change In Control Arrangements

     On February 19, 2001, we announced the execution of a Merger Agreement with CGI Group Inc. At the effective time of the merger, each then-outstanding stock option of IMRglobal Corp. will be assumed by CGI Group Inc. and rolled over into options to purchase CGI Group Inc. Class A Subordinate shares. The number of shares underlying the new CGI Group Inc. options will equal the number of shares of IMRglobal Corp. common stock to which the corresponding IMRglobal Corp. option was subject prior to the effective date, multiplied by the exchange ratio specified in the merger agreement, rounded down to the nearest whole CGI Group Inc. common share. The per share exercise price of each new CGI Group Inc. option will equal the exercise price of the corresponding IMRglobal Corp. options, divided by the exchange ratio.

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION(1)

     The Board of Directors has delegated to the Compensation Committee the authority to establish and administer IMRglobal's compensation programs. The Compensation Committee is comprised of two nonemployee directors: Charles C. Luthin and Jeffery S. Slowgrove. The committee is responsible for:

     . determining the most effective total executive compensation strategy based upon the business needs of IMRglobal and consistent with shareholders' interests;
     . administering IMRglobal's executive compensation plans, programs and policies;
     . monitoring corporate performance and its relationship to compensation of executive officers; and
     . making appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

     The policies of the Compensation Committee with respect to executive officers, including the Chief Executive Officer, are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential. To emphasize sustained performance of IMRglobal's executive officers, the committee has adopted policies to align executive compensation with the creation of shareholder value as measured in the equity markets. These policies are implemented using a mix of the following key elements:

     . IMRglobal pays base salaries that are generally competitive with other leading information technology ("IT") services companies with which IMRglobal competes for talent. To ensure that its salaries are sufficient to attract and retain highly qualified executives and other key employees, IMRglobal regularly compares its salaries with those of its competitors and sets salary parameters based on this review;

     . IMRglobal pays cash bonuses and discretionary contributions to the Key Employee Deferred Compensation Plan based on the achievement of specific operating goals and high levels of performance; and

     . IMRglobal provides significant equity-based incentives pursuant to IMRglobal's Amended and Restated Stock Incentive Plan and Employee Stock Purchase Plan, as amended, to ensure that IMRglobal's executive officers and key employees are motivated to achieve IMRglobal's long-term goals.

Base Salary

     The Compensation Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with other leading companies and other software development firms with which IMRglobal competes for personnel. Base salary represents the fixed component of the executive compensation program. Base salary levels are established based on an annual review of published executive salary levels at similar IT services companies and on the basis of individual performance. The industry group index shown on IMRglobal's Stock Performance Graph includes certain of the IT services companies included in the compensation

____________
(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of IMRglobal under the Securities Act of 1933, as amended or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

survey. Periodic increases in base salary are the result of individual contributions evaluated against established annual long-term performance objectives and an annual salary survey of comparable companies in IMRglobal's industry. Base salaries for IMRglobal executives other than for the Chief Executive Officer were increased during 2000 and they remain within the range of the comparable companies surveyed. The base salary for the Chief Executive Officer remained unchanged.

Cash Bonuses

     Cash bonus awards are another component of IMRglobal's compensation program and are designed to reward IMRglobal's executives and other senior managers for assisting IMRglobal in achieving its operational goals through exemplary individual performance. Bonuses, if any, are both linked to the achievement of specified individual and corporate goals as well as a review of personal performance which is determined at the discretion of the committee. Corporate performance goals upon which 2000 bonuses were based included:

     .    continued high client satisfaction levels;
     . completion of existing client engagements within the scope of budgeted time and cost; and
     . the meeting of quarterly and annual revenue, profitability and other financial goals.

     In 2001, the committee reviewed IMRglobal's 2000 corporate performance goals and determined that the goals had been achieved or exceeded except for the meeting of revenue and profitability goals for the last quarter of 2000. Based on such achievement, the committee awarded bonuses to most of its executive officers, which were within targeted bonus levels.

Equity Compensation

     IMRglobal's Stock Option Plan and Stock Purchase Plan have been established to provide all employees, including executive officers, of IMRglobal with an opportunity to share, along with the shareholders in IMRglobal's long-term performance. The committee strongly believes that a primary goal of the compensation program should be to provide key employees who have significant responsibility for the management, growth and future success of IMRglobal with an opportunity to increase their ownership in IMRglobal and potentially gain financially from increases in the price of IMRglobal's common stock. The interests of shareholders, executives and employees should thereby be closely aligned. Executives are eligible to receive stock options generally not more often than once a year, giving them the right to purchase shares of common stock in the future at a price equal to fair market value at the date of grant. All grants must be exercised according to the provisions of IMRglobal's Stock Option Plan. All options granted to executive officers are exercisable at the fair market value of the common stock at the grant date, generally vest over a period of 3 to 5 years and expire no later than ten years from the date of grant.

Chief Executive Officer Life Insurance Plans

     As part of the 1996 employment agreement with Mr. Sanan (IMRglobal's Chief Executive Officer), IMRglobal agreed to pay the premiums for approximately $10.2 million of life insurance policies with benefits payable to beneficiaries designated by Mr. Sanan. IMRglobal owns the cash value of these policies.

     During 1999, IMRglobal entered into an additional split-dollar life insurance agreement with Mr. Sanan to acquire an additional $50.0 million of life insurance coverage. Under this agreement, IMRglobal pays the insurance premiums on Mr. Sanan's behalf. IMRglobal has been granted a security interest in the cash value and death benefit of each policy equal to the amount of the cumulative premium payments made by IMRglobal.

      During 2000, the Compensation Committee reduced the life insurance coverage that IMRglobal will pay on Mr. Sanan to $10.2 million.

      The intent of these agreements is that, in the event of Mr. Sanan's death, the proceeds provide surviving family members sufficient liquidity to pay estate taxes and to reduce the possibility of a large block of IMRglobal's common stock being put on the open market to the potential detriment of IMRglobal's market price.

Chief Executive Officer Compensation

      The Compensation Committee uses the same procedures described above for the other executive officers in setting the annual salary, bonus and stock option awards for Satish K. Sanan, IMRglobal's Chief Executive Officer. Mr. Sanan's 2000 base salary was set at $500,000. Under Mr. Sanan's Employment Agreement, he is entitled to an annual incentive bonus equal to 2% of "Cash Earnings," which is defined as gross profit less selling, general and administrative expenses, less research and development expenses, plus depreciation expense. For 2000, the Compensation Committee granted Mr. Sanan a one-time incentive of $150,000 if the Company achieved a revenue target of $56.2 million for the quarter ended June 30, 2000 and a one-time incentive of $150,000 if the Company achieved a revenue target of $61.6 million for the quarter ended September 30, 2000. These targets were achieved and Mr. Sanan earned 100% of this special bonus. For 2000, the total bonus was approximately $824,000. In addition, as a strategy to stabilize IMRglobal's market price in the event of Mr. Sanan's death, IMRglobal also agreed to pay the premiums for $10.2 million of life insurance policies with most of the benefits payable to surviving family members of Mr. Sanan. The anticipated annual premium is approximately $100,000. During 2000, IMRglobal achieved many of its corporate objectives except for meeting financial targets for the last quarter of fiscal 2000. The Committee concluded that Mr. Sanan was responsible for accomplishing many of these objectives. In addition, the Committee noted that Mr. Sanan's incentive was based on a formula linked to IMRglobal's 2000 financial results. The Committee believed that the total compensation paid to Mr. Sanan in 2000 of $1.3 million was appropriate and consistent with the quality of leadership he offers to IMRglobal. No stock options were issued to Mr. Sanan related to fiscal year 2000 performance.

      For 2001, the Compensation Committee determined that Mr. Sanan's base compensation will remain at $500,000 and his annual incentive calculation for fiscal 2001 will continue to be based on 2% of "Cash Earnings", again capped at $1 million. All other provisions of Mr. Sanan's employment agreement remain unchanged. In connection with the proposed merger, Mr. Sanan has agreed to a new employment contract with CGI to be effective upon completion of the merger.

      Section 162(m) of the Internal Revenue Code limits IMRglobal to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the code. The committee has determined to satisfy the requirements for "performance-based compensation" with respect to compensation awarded to its Named Executive Officers whenever possible and to the extent then practicable.

                                        Compensation Committee,

                                        Jeffery S. Slowgrove
                                        Charles C. Luthin

Performance Graph

      Performance Comparison. The following graph and table compare the cumulative total shareholder return on IMRglobal's common stock from November 8, 1996, the date of the initial public offering of the common stock, through December 31, 2000 with (a) the Russell 2000 Index (which does not include IMRglobal), and (b) a peer group index* selected by IMRglobal which includes six publicly traded companies in IMRglobal's industry. The information included in the table was supplied by the Nasdaq Stock Market. The comparisons reflected in the graph and table, however, are not intended to forecast the future performance of the common stock and may not be indicative of such future performance. The graph and table assume an investment of $100 in the common stock and cash index on November 8, 1996, and the reinvestment of all dividends.

                                   November 8, 1996    December 31, 2000
                                   ----------------    -----------------

      IMRglobal Corp..........            100                  86
      Russell 2000 Index......            100                 148
      Peer Group..............            100                  47




                                [Graph Omitted]




                                        Cumulative Total Return
                              -----------------------------------------------

                              11/8/96  12/96   12/97   12/98   12/99   12/00
                              ------- ------- ------- ------- ------- -------

      IMRglobal Corp......      100     151     402     473     202      86
      Russell 2000 Index..      100     106     129     126     153     148
      Peer Group..........      100     109     187     175     301      47

_____________
   *The peer group index reflects the stock performance of the following companies: Computer Horizons Corp., Cambridge Technology Partners, Inc., Sapient Corporation, CIBER, Inc., Keane, Inc. and MarchFirst, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

      The following table sets forth, as of April 16, 2001, the beneficial ownership of IMRglobal's outstanding common stock of (a) each person known by IMRglobal to own beneficially more than 5% of IMRglobal's outstanding common stock, (b) each director, (c) each executive officer, and (d) all executive officers and directors as a group:

                                                                            Common Stock Beneficially Owned (1)
                                                                           -------------------------------------
                                                                            Number of Shares      Percentage of
Name And Address Of Beneficial Owners                                        Of Common Stock          Class
--------------------------------------------------------------------       ------------------    ---------------
Massachusetts Financial Services Company (2)........................             4,549,661             10.3%
500 Boylston St.
Boston, MA 02116

State of Wisconsin Investment Board (2).............................             3,350,800              7.6%
P.O. Box 7842
Madison, WI 53707

Satish K. Sanan (3).................................................            12,577,597             28.2%
Vincent Addonisio (4)...............................................               226,750               *
Michael J. Dean (5).................................................                61,050               *
Philip Shipperlee (6)...............................................               150,871               *
Charles C. Luthin (7)...............................................                45,425               *
Jeffery S. Slowgrove (8)............................................               748,450              1.7%
All executive officers and directors as a group (6 persons) (9).....            13,810,143             30.8%

______________
*Less than 1% of the outstanding common stock

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes (i) 44,041,279 shares outstanding as of April 16, 2001 and (ii) shares issuable by IMRglobal pursuant to options held by the respective person or group which may be exercised within 60 days following the date of this Form 10-K ("Presently Exercisable Options"). Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise provided, the street address of each beneficial owner is c/o IMRglobal Corp., 100 South Missouri Avenue, Clearwater, Florida 33756.
(2) For purposes of this Form 10-K, IMRglobal has relied upon information reported by the respective shareholder to the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as of April 16, 2001.
(3) Includes 491,000 shares issuable upon the exercise of Presently Exercisable Options. Also includes: 6,441,360 shares held in the A&S Family Limited Partnership, the sole general partner of which is a corporation controlled by Mr. Sanan.
(4) Includes 182,500 shares issuable upon the exercise of Presently Exercisable Options. Also includes 29,250 shares held in a family limited partnership controlled by Mr. Addonisio.
(5) Includes 50,000 shares issuable upon the exercise of Presently Exercisable Options.
(6) Includes 52,500 shares issuable upon the exercise of Presently Exercisable Options.
(7) Includes 45,000 shares issuable upon the exercise of Presently Exercisable Options.
(8) Includes 172,250 shares held in trusts which are controlled by Mr.
    Slowgrove.
(9) Includes an aggregate of 821,000 shares issuable upon the exercise of Presently Exercisable Options.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Loans to Officers and Directors

     IMRglobal has granted a credit facility to Satish Sanan, IMRglobal's Chief Executive Officer ("CEO"), in accordance with his employment agreement. This facility is a revolving credit arrangement for up to $5.0 million with interest at prime plus 1% (currently 9.5%) and is repayable at the earlier of May, 2004 or 180 days after the CEO terminates employment with IMRglobal. At December 31, 2000 the amount drawn on this facility was $4.8 million.

     During 2000, the highest balance on the above loans to IMRglobal's CEO was $4.9 million. Interest income earned by IMRglobal on the above loans for the year ended December 31, 2000 was $460,000.

     Mr. Sanan is paid an incentive based on the estimated Cash Earnings for each quarter. During the quarter ended December 31, 2000, IMRglobal's Cash Earnings were less than the amount estimated. Accordingly, Mr. Sanan was overpaid $288,000 at December 31, 2000. This amount is being recovered from Mr. Sanan in 2001 as a reduction of his 2001 incentive.

     During 1998 and 1999, the Company advanced $703,000 to three officers. These officers utilized the proceeds to acquire common stock of IMRglobal. These loans are secured by the IMRglobal common stock investment, and are repayable in 2003 or upon the officer's termination of employment with IMRglobal. These loans bear interest at 9.5% which is added to the principal portion of the note.

     One of the officers (Mr. Hindman) terminated employment with IMR in December 1999. Mr. Hindman's employment separation agreement provided that if, during the period December 31, 1999 through December 31, 2000, the closing price of the Company's stock exceeded $24.40 per share for 5 consecutive days, the employee would repay the balance owed on the loan. If the share price did not reach $24.40 per share, the employee could surrender his 5,000 shares, in which event the loan together with the accrued interest would be deemed forgiven. The stock price did not exceed $24.40 during the agreed period and IMR purchased the stock as treasury shares effective December 31, 2000. The related write-off of approximately $126,000 was charged to operations in 2000.

     At December 31, 2000, the loan receivable balance was $566,000 including $97,000 of accrued interest and is summarized as follows:

          Vincent Addonisio.......................     $283,000
          Philip Shipperlee.......................      283,000
                                                       --------
                                                       $566,000
                                                       ========

Revenue from Related Company

     Mr. Slowgrove, a director of IMRglobal, is also a director of Spire, Inc. Beginning in fiscal 2000, Spire, Inc. engaged IMRglobal to perform services under several time and materials contracts. During 2000, approximately $600,000 of revenue was attributable to this client.

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

            See Part II, Item 8.

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

        (1) Reports on Form 8-K filed during the quarter ended December 31, 2000:

            None

     (c)    Exhibits
            --------

            The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                                Description
------    ----------------------------------------------------------------------
 2.1 Agreement and Plan of Merger, dated as of February 21, 2001, between IMRglobal Corp., CGI Group Inc. and CGI Florida Corporation. (Incorporated by reference to Exhibit 3 filed with CGI Group Inc.'s
          Schedule 13D filed on March 2, 2001) (Commission File No. 0-28840)
 3.1 Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
 3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
 4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
 4.2 Specimen Stock Certificate. (Incorporated by reference to Exhibit 3.1 filed with IMR's Registration Statement on Form S-1) (Registration
          No. 333-12037).
 9.1 Voting Agreement, dated as of February 21, 2001, between Satish K. Sanan and A&S Family Limited Partnership, CGI Group Inc. and CGI Florida Corporation (Incorporated by reference to Exhibit 2 filed with CGI Group Inc.'s Schedule 13D filed on March 2, 2001) (Commission File No. 0-28840)
10.1 Master Services Agreement dated April 1, 1996 between the Registrant and IMR-India. (Incorporated by reference to Exhibit 10.4 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.2 Master Services Agreement dated April 1, 1996 between IMR-U.K. and IMR-India. (Incorporated by reference to Exhibit 10.5 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.3 Master Services Agreement for Information Technology Professional and related schedules between the Registrant and Dayton Hudson Corporation. (Incorporated by reference to Exhibit 10.9 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.4 Master Services Agreement and related schedules between the Registrant and Dean Witter Discover & Co., Inc. (Incorporated by reference to
          Exhibit 10.10 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.5 Master Agreement for Computer Consulting and Programming Services and related schedules between the Registrant and Target Stores. (Incorporated by reference to Exhibit 10.12 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.8 Form of Employment Agreement between Registrant and Satish K. Sanan. (Incorporated by reference to Exhibit 10.15 with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.9 401(k) Profit Sharing Plan effective January 1, 1992 and Amendment thereto effective January 1, 1994. (Incorporated by reference to Exhibit 10.17 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.10 Stock Incentive Plan effective July 15, 1996. (Incorporated by reference to Exhibit 10.18 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.11     Form of Directors Stock Option Plan. (Incorporated by reference to
          Exhibit 10.19 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.12     Form of Employee Stock Purchase Plan. (Incorporated by reference to
          Exhibit 10.20 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.14 Loan Agreement between IMR-India and Canara Bank and related documents. (Incorporated by reference to Exhibit 10.27 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit
Number                                   Description
------    ----------------------------------------------------------------------
10.15 Loan Agreement between IMR-India and Exim Bank of India and related documents. (Incorporated by reference to Exhibit 10.28 filed with IMR's Registration Statement on Form S-1) (Registration No. 333-12037).
10.16 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.29 filed with Annual Report on Form 10-K) (Commission File No. 0-28840).
10.17 Acquisition Agreement dated January 13, 1997 between the Registrant and Philip and Sheila Shipperlee relating to the acquisitions of Link Group Holdings Limited. (Incorporated herein by reference to Exhibit
          2.1 filed with Current Report on Form 8-K filed with the Commission on January 13, 1997) (Commission File No. 0-28840).
10.18 Share Purchase Agreement dated January 13, 1998 between the Registrant and Satish and Anne Sanan relating to the acquisition of IMR-U.K. (Incorporated herein by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1) (Registration No. 333-30741).
10.19 Share Purchase Agreement dated May 15, 1998 between the Registrant and Jean Rene Lyon, Pierre Barberis, Marie-Amelie Barberis, Romain Barberis and Didier Lamour (Sellers) relating to the acquisition of Lyon Consultants, S.A. (Incorporated herein by reference to Exhibit
          2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on May 28, 1998) (Commission File No. 0-28840).
10.20 Share Exchange Agreement dated March 26, 1999 between the Registrant and Fusion Systems Japan Co., Ltd. (Seller) relating to the acquisition of Fusion Systems Japan Co., Ltd. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on April 8, 1999) (Commission File No. 0-28840).
10.21 Agreement and Plan of Merger dated June 15, 1999 between the Registrant and Orion Consulting, Inc. (Seller) relating to the acquisition of Orion Consulting, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on June 29, 1999) (Commission File No. 0-28840).
10.22 First Amendment to the Acquisition Agreement dated March 26, 1999 between the Registrant and Fusion Systems Japan Co., Ltd. (Seller) relating to the acquisition of Fusion Systems Japan Co., Ltd. (Incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on November 4, 1999) (Commission File No. 0-28840).
10.23 Information Management Resources, Inc. First Amended and Restated Stock Incentive Plan (Incorporated by reference with IMRglobal's Registration Statement on Form S-8) (Registration No. 333-87095).
10.24 IMRglobal Corp. 1999 Employee Stock Incentive Plan (Incorporated by reference with IMRglobal's Registration Statement on Form S-8) (Registration No. 333-86753)
10.25 First Amendment to Executive Employment Agreement between Registrant and Satish K. Sanan. (Incorporated herein by reference to Exhibit
          10.25 filed with the Annual Report on Form 10-K filed with the Commission on March 30, 2000) (Commission File no. 0-28840)
10.26 Restated Revolving Credit Agreement Between Registrant and First Union National Bank dated January 19, 2000. (Incorporated herein by reference to Exhibit 10.26 filed with the Annual Report on Form 10-K filed with the Commission on March 30, 2000) (Commission File no. 0-28840)
10.27 First Amendment To Restated Revolving Credit Agreement between Registrant and First Union National Bank dated March 17, 2000. (Incorporated herein by reference to Exhibit 10.27 filed with the Annual Report on Form 10-K filed with the Commission on March 30,
          2000) (Commission File no. 0-28840)
10.28 Second Amendment to Restated Revolving Credit Agreement between Registrant and First Union National Bank dated June 14, 2000. (Incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K filed with the Commission on March 26,
          2001) (Commission File no. 0-28840).

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit
Number                                  Description
------    ----------------------------------------------------------------------
10.29 Loan Agreement between Registrant and AmSouth Bank dated December 8, 2000. (Incorporated herein by reference to Exhibit 10.29 filed with the Annual Report on Form 10-K filed with the Commission on March 26,
          2001) (Commission File no. 0-28840).
10.30 Voting Agreement, dated as of February 21, 2001, by and among CGI Group Inc., CGI Florida Corporation, Satish K. Sanan and A&S Family Limited Partnership. (Incorporated herein by reference to Exhibit 10.1 filed with CGI Group Inc.'s Registration Statement on Form F-4 filed with the Commission on April 2, 2001) (Registration No. 333-58116).
10.31 Letter Agreement, dated February 21, 2001, by and among CGI Group Inc., IMRglobal Corp. and Satish K. Sanan. (Incorporated herein by reference to Exhibit 10.2 filed with CGI Group Inc.'s Registration Statement on Form F-4 filed with the Commission on April 2, 2001) (Registration No. 333-58116).
10.32 Executive Employment Agreement, dated as of February 21, 2001, by and between IMRglobal Corp. and Satish K. Sanan. (Incorporated herein by reference to Exhibit 10.3 filed with CGI Group Inc.'s Registration Statement on Form F-4 filed with the Commission on April 2, 2001) (Registration No. 333-58116).
10.33 Amendment to Executive Employment Agreement of Philip Shipperlee. (Incorporated herein by reference to Exhibit 10.4 filed with CGI Group Inc.'s Registration Statement on Form F-4 filed with the Commission on April 2, 2001) (Registration No. 333-58116).
10.34 Amendment to Executive Employment Agreement of Vincent Addonisio. (Incorporated herein by reference to Exhibit 10.5 filed with CGI Group Inc.'s Registration Statement on Form F-4 filed with the Commission on April 2, 2001) (Registration No. 333-58116).
21.1      List of Subsidiaries. (Incorporated herein by reference to Exhibit
          21.1 filed with the Annual Report on Form 10-K filed with the Commission on March 26, 2001) (Commission File no. 0-28840).
23.1      Consent of Ernst & Young L.L.P. (Incorporated herein by reference to
          Exhibit 23.1 filed with the Annual Report on Form 10-K filed with the Commission on March 26, 2001) (Commission File no. 0-28840).


_________
+Confidential treatment has been granted with respect to portions of these documents. The omitted portions of these documents have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of April, 2001.

                                             IMRglobal Corp.


                                             By: /s/ Satish K. Sanan
                                                ----------------------------
                                                 Satish K. Sanan
                                                 Chief Executive Officer