Form 10-Q
period 2001-03-31
IMRGLOBAL CORP
filed 2001-05-11
CIK 1021772

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes    [X]          No     [ ]

         As of April 27, 2001, there were 44,076,525 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRGLOBAL CORP.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

    ITEM 1.     Consolidated Balance Sheets
                as of December 31, 2000 and March 31, 2001.................... 3

                Consolidated Statements of Operations
                for the Three Months Ended
                March 31, 2000 and 2001....................................... 4

                Consolidated Statements of Cash Flows
                for the Three Months Ended
                March 31, 2000 and 2001....................................... 5

                Notes to Consolidated Financial Statements.................... 6


    ITEM 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................13

    ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk....19


                           PART II - OTHER INFORMATION

    ITEM 1.       Legal Proceedings...........................................20

    ITEM 2.       Changes in Securities and Use of Proceeds...................20

    ITEM 3.       Defaults on Senior Securities...............................20

    ITEM 4.       Submission of Matters to a Vote of Securities Holders.......20

    ITEM 5.       Other Information...........................................20

    ITEM 6.       Exhibits and Reports on Form 8-K............................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 IMRGLOBAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          DECEMBER 31,     MARCH 31,
                                                                                             2000            2001
                                                                                           ---------       ---------
                                                                                                  (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents ........................................................      $  19,689       $  10,963
   Accounts receivable, net of allowance ............................................         41,738          47,395
   Unbilled work in process .........................................................         13,747          17,588
   Deferred income taxes ............................................................         14,095          14,319
   Prepaid expenses and other current assets ........................................          4,159           3,452
                                                                                           ---------       ---------

         Total current assets .......................................................         93,428          93,717

Property and equipment, net of accumulated depreciation .............................         41,521          40,709
Capitalized software costs, net of accumulated amortization .........................          5,664           5,664
Deposits and other assets ...........................................................         14,044          12,407
Intangible assets, net of accumulated amortization:
   Goodwill .........................................................................        160,698         152,971
   Acquired technology ..............................................................          3,480           3,206
                                                                                           ---------       ---------

         Total assets ...............................................................      $ 318,835       $ 308,674
                                                                                           =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................      $   5,151       $   4,577
   Accrued compensation .............................................................         18,079          16,450
   Deferred revenue .................................................................          6,360           5,195
   Other current liabilities ........................................................         20,286          18,189
                                                                                           ---------       ---------

         Total current liabilities ..................................................         49,876          44,411

Long-term debt ......................................................................         30,894          31,050
Deferred income taxes ...............................................................            254             259
Accrued compensation and other ......................................................          6,031           5,253
                                                                                           ---------       ---------

         Total liabilities ..........................................................         87,055          80,973
                                                                                           ---------       ---------

Shareholders' equity:
   Common stock .....................................................................          4,140           4,437
   Additional paid-in capital .......................................................        216,639         217,478
   Retained earnings ................................................................         21,779          22,454
   Notes receivable from share sales ................................................           (469)           (469)
   Treasury stock ...................................................................         (2,661)         (2,661)
   Accumulated other comprehensive loss .............................................         (7,648)        (13,538)
                                                                                           ---------       ---------

         Total shareholders' equity .................................................        231,780         227,701
                                                                                           ---------       ---------

         Total liabilities and shareholders' equity .................................      $ 318,835       $ 308,674
                                                                                           =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                         2000           2001
                                                                                       --------       --------
Revenue .........................................................................      $ 58,320       $ 61,604
Cost of revenue .................................................................        34,742         37,115
                                                                                       --------       --------

         Gross profit ...........................................................        23,578         24,489

Selling, general and administrative expenses ....................................        17,773         19,123
Research and development expenses ...............................................           678             74
Goodwill and intangible amortization ............................................         2,445          2,585
                                                                                       --------       --------

         Income from operations .................................................         2,682          2,707

Other income (expense):
         Interest expense .......................................................          (349)          (536)
         Interest income and other ..............................................           458            (59)
                                                                                       --------       --------

         Total other income (expense) ...........................................           109           (595)
                                                                                       --------       --------

Income before provision for income taxes and cumulative
   effect of a change in accounting method ......................................         2,791          2,112

Provision for income taxes ......................................................         1,258          1,437
                                                                                       --------       --------

Income before cumulative effect of a
   change in accounting method ..................................................         1,533            675

Cumulative effect of a change in
   accounting method, net of income taxes .......................................        (2,707)            --
                                                                                       --------       --------


         Net income (loss) ......................................................      $  (1,174)     $    675
                                                                                       =========      ========

Earnings (loss) per share:
         Basic ..................................................................      $  (0.03)      $   0.02
                                                                                       ========       ========

         Diluted ................................................................      $  (0.03)      $   0.02
                                                                                       ========       ========

         Diluted before cumulative effect of a
            change in accounting method .........................................      $   0.04       $   0.02
                                                                                       ========       ========

Shares outstanding:
         Basic ..................................................................        38,402         43,438
                                                                                       ========       ========

         Diluted ................................................................        38,402         44,435
                                                                                       ========       ========

         Diluted before cumulative effect of a
            change in accounting method .........................................        42,335         44,435
                                                                                       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                            2000           2001
                                                                                          --------       --------
Cash flows from operating activities:

   Net income (loss) ...............................................................      $ (1,174)      $    675
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization ................................................         3,830          4,074
      Tax benefit of stock options .................................................           164             41
      Income taxes .................................................................            35            (73)
      Cumulative effect of a change in accounting method ...........................         2,707             --
      Changes in operating assets and liabilities:
         Accounts receivable, unbilled work-in-process and deferred revenue ........        (6,368)       (10,662)
         Other assets ..............................................................           (86)         1,894
         Other liabilities .........................................................        (5,843)        (4,737)
                                                                                          --------       --------

         Total adjustments .........................................................        (5,561)        (9,463)
                                                                                          --------       --------

         Net cash used in operating activities .....................................        (6,735)        (8,788)
                                                                                          --------       --------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired ........................................................       (16,682)            --
   Marketable securities, net ......................................................         1,962             --
   Additions to capitalized software costs .........................................          (807)          (220)
   Additions to property and equipment .............................................        (3,794)          (748)
   Related party loan ..............................................................        (4,902)           (75)
                                                                                          --------       --------

         Net cash used in investing activities .....................................       (24,223)        (1,043)
                                                                                          --------       --------

Cash flows from financing activities:

   Net advances (repayments) from revolving credit line ............................           275             --
   Payments on long-term debt ......................................................          (200)          (318)
   Increase in long-term debt ......................................................        20,196            523
   Proceeds from issuance of common stock ..........................................           586          1,095
   Purchase of treasury shares .....................................................        (1,129)            --
                                                                                          --------       --------

         Net cash provided by financing activities .................................        19,728          1,300
                                                                                          --------       --------

Effect of exchange rate changes ....................................................          (608)          (195)
                                                                                          --------       --------

Net decrease in cash and cash equivalents ..........................................       (11,838)        (8,726)
Cash and cash equivalents at beginning of period ...................................        35,021         19,689
                                                                                          --------       --------

Cash and cash equivalents at end of period .........................................      $ 23,183       $ 10,963
                                                                                          ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments necessary for a fair presentation. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, which are contained in IMRglobal's Annual Report on Form 10-K ("Form 10-K") as filed with the Securities and Exchange Commission (the "Commission").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION --The consolidated financial statements include the accounts of IMRglobal Corp. ("IMRglobal") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

         Effective January 1, 2000, the Company changed its method of accounting for revenue recognition for contract related revenue from claims dollar recovery projects, in accordance with Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These projects involve identifying overpaid or erroneously paid insurance claims to be recovered from healthcare providers by medical insurance companies. Previously, the Company recognized revenue, less an estimated percentage for claims not accepted, as identified claims were submitted to the client. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the earlier of collection of the findings based fee or notification of acceptance of submitted claims from the client. The cumulative effect of the change on prior years resulted in a charge to income of $2.7 million (net of income taxes of $1.7 million), which is included in results of operations for the quarter ended March 31, 2000.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         For the quarter ended March 31, 2000, the Company recognized $498,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000.

         COMPUTATION OF EARNINGS PER SHARE--Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------

                                                                  2000          2001
                                                                -------       -------
Weighted average common stock outstanding ................       38,402        43,438

Stock option plans

   Options assumed exercised .............................        8,111         1,861
   Treasury stock which could be purchased ...............       (4,178)         (864)
                                                                -------       -------

Weighted average common stock equivalents ................        3,933           997
                                                                -------       -------

Shares used in diluted earnings per share calculation ....       42,335        44,435
                                                                =======       =======

         For the quarter ended March 31, 2000 the effect of incremental shares from common stock equivalents is not included in the calculation of diluted net loss per share as the inclusion of such equivalents would be anti- dilutive.

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

         RECLASSIFICATIONS--Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

3.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for the three months ended March 31, 2001 are summarized as follows (in thousands):

                                       COMPRE-                                      NOTES                 ACCUMULATED
                                       HENSIVE              ADDITIONAL            RECEIVABLE                 OTHER
                                       INCOME      COMMON     PAID-IN   RETAINED  FROM SHARE   TREASURY   COMPREHENSIVE
                                       (LOSS)      STOCK      CAPITAL   EARNINGS    SALES       STOCK         LOSS         TOTAL
                                       -------    -------    --------   --------   -------    ---------    ---------     ---------
Balance, December 31, 2000 ........    $    --    $ 4,140    $216,639   $ 21,779   $  (469)   $  (2,661)   $  (7,648)    $ 231,780
Employee stock purchase plan ......         --          4         239         --        --           --           --           243
Stock options exercised ...........         --        293         559         --        --           --           --           852
Tax benefit of
   stock options exercised ........         --         --          41         --        --           --           --            41
Net income ........................        675         --          --        675        --           --           --           675
Translation adjustment ............     (5,890)        --          --         --        --           --       (5,890)       (5,890)
                                       -------

Comprehensive loss ................    $(5,215)        --          --         --        --           --           --            --
                                       =======    -------    --------   --------   -------    ---------    ---------     ---------

Balance, March 31, 2001 ...........               $ 4,437    $217,478   $ 22,454   $   (469)   $(2,661)   $ (13,538)     $ 227,701
                                                  =======    ========   ========   ========    =======    =========      =========

         Comprehensive loss is comprised entirely of foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2000 was $2.0 million.

4.       SEGMENT INFORMATION (IN THOUSANDS)

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

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

4.       SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED)

         Information regarding the reporting segments is as follows:

                                            INFORMATION    HEALTH
                                            TECHNOLOGY    CARE AND      SOFTWARE
                                            SOLUTIONS    GOVERNMENT     DELIVERY
                                          AND SERVICES   SOLUTIONS       CENTERS        TOTAL
                                            --------      --------      --------      --------
THREE MONTHS ENDED MARCH 31, 2001

Revenue from external clients ........      $ 50,523      $ 11,081      $     --      $ 61,604
                                            ========      ========      ========      ========
Intersegment revenue .................      $    773      $     --      $  7,189      $  7,962
                                            ========      ========      ========      ========
Depreciation expense .................      $  1,243      $     78      $    168      $  1,489
                                            ========      ========      ========      ========
Segment net maragin ..................      $  3,175      $  1,053      $  1,138      $  5,366
                                            ========      ========      ========      ========
Segment assets .......................      $140,931      $ 16,124      $ 13,647      $170,702

THREE MONTHS ENDED MARCH 31, 2000

Revenue from external clients ........      $ 49,852      $  8,270      $    198      $ 58,320
                                            ========      ========      ========      ========
Intersegment revenue .................      $  3,161      $     --      $  6,037      $  9,198
                                            ========      ========      ========      ========
Depreciation expense .................      $  1,007      $     50      $    328      $  1,385
                                            ========      ========      ========      ========
Segment net margin ...................      $  3,100      $  2,411      $    294      $  5,805
                                            ========      ========      ========      ========
Segment net assets ...................      $132,705      $ 17,479      $ 22,590      $172,774
                                            ========      ========      ========      ========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

4.       SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED)

  Following are reconciliations of reporting segment net margin and assets to the amounts included in the consolidated financial statements:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2000            2001
                                                     ---------       ---------

Total net margin for reportable segments ......      $   5,805       $   5,366
Research and development ......................           (678)            (74)
Goodwill and intangible amortization ..........         (2,445)         (2,585)
Other income (expense) ........................            109            (595)
                                                     ---------       ---------

Income before provision for income taxes
   and cumulative effect of a change
   in accounting method .......................      $   2,791       $   2,112
                                                     =========       =========



                                                    December 31,      March 31,
                                                    ------------      ---------
                                                       2000            2001
                                                     ---------       ---------
Total assets for reportable segments ..........      $ 172,475       $ 170,702
Elimination of intersegment receivables .......        (31,913)        (32,524)
Deferred income taxes .........................         14,095          14,319
Intangible assets .............................        164,178         156,177
                                                     ---------       ---------

Total assets ..................................      $ 318,835       $ 308,674
                                                     =========       =========

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

5.       RESTRUCTURING CHARGE

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

                                                                       CASH PAID                       ACCRUED
                                                         WRITE-         THROUGH       ADJUSTMENT       CHARGE
                                       RESTRUCTURING      DOWN          MARCH 31,    FOR CERTAIN      MARCH 31,
                                           CHARGE       OF ASSETS         2001         RESERVES         2001
                                          --------       --------       --------       --------       --------
Closure of European facilities:
   Severance payments
      (80 employees) ...............      $    664       $     --       $ (1,386)      $    722       $     --
   Long-term commitments ...........         4,626             --         (1,045)        (2,032)         1,549
   Goodwill ........................           348           (348)            --             --             --
   Property and equipment ..........         1,089         (1,089)            --             --             --
Closure of Canadian facilities:
   Severance payments
      (40 employees) ...............           298             --           (298)            --             --
   Long-term commitments ...........           271             --           (131)            --            140
   Property and equipment ..........           339           (339)            --             --             --
Other severance payments ...........            --
   (70 employees) ..................         1,809             --         (1,696)          (113)            --
Property and equipment .............         3,691         (3,691)            --             --             --
Other restructuring costs ..........           157           (126)          (295)           343             79
                                          --------       --------       --------       --------       --------
                                          $ 13,292       $ (5,593)      $ (4,851)      $ (1,080)      $  1,768
                                          ========       ========       ========       ========       ========

         Long-term commitments relating to real estate leases are expected to be paid over the life of the underlying lease agreements which expire through 2013. The remaining accrued charge is expected to be paid by December 31, 2001.

                                 IMRGLOBAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

6.       CONTINGENCIES

         IMRglobal's French subsidiary, Lyon, has claimed a special tax exemption related to research and development (R&D) for the 1993 through 1995 fiscal years. The French taxing authorities have challenged this exemption and have made an assessment of $786,000. Lyon contested the decision and the tax authorities asked the French Ministry of Research to rule on the issue. The Ministry of Research ruled that the time spent developing the concept would be considered as R&D charges, but programming time would not. Accordingly, the estimate was revised downward and $100,000 has been accrued as a liability in the accompanying balance sheet related to this issue.

7.       RELATED PARTY TRANSACTION

         Deposits and other assets include a note receivable from IMRglobal's Chief Executive Officer ("CEO") in accordance with his employment agreement. This note bears interest at prime plus 1% (currently 9 1/2%) and is repayable at the earlier of May, 2004 or 180 days after the CEO terminates employment with IMRglobal. At December 31, 2000 and March 31, 2001, the amount drawn on this facility was $4.8 million and $5.0 million, respectively.

                          PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 IMRGLOBAL CORP.

         Except for historical information, some matters discussed in our report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements including the following:

          o our expectation to complete our merger with CGI Group Inc. in June 2001;
          o our belief that we have adequate capital reserves to meet all working capital obligations.

Reference is made in particular to the remaining discussion in this report and as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission.

CURRENT DEVELOPMENTS

         MERGER--On February 21, 2001, we announced the execution of a Merger Agreement with CGI Group Inc., a major IT outsourcing company headquartered in Montreal, Quebec. The merger agreement has been approved by our Board of Directors and is subject to approval by our shareholders, certain regulatory approvals and satisfaction of other closing conditions. Upon completion of the merger, holders of IMRglobal common stock will receive, for each share of IMRglobal common stock, 1.5974 Class A Subordinate Shares of CGI Group Inc. Except as explicitly noted, the following discussion of business results, risk factors and forward- looking statements does not take into account business changes that may be made following the completion of the proposed merger. We currently expect the merger to be completed in June 2001.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

                                                                   THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------------------------------------
                                                                % OF                              % OF           PERCENT
                                               2000            REVENUE           2001            REVENUE          CHANGE
                                          --------------     -----------    --------------     -----------     -----------
Revenue.................................  $       58,320            100%    $       61,604            100%              6%
Cost of revenue.........................          34,742             60%            37,115             60%              7%
                                          --------------     -----------    --------------     -----------     -----------

         Gross profit...................          23,578             40%            24,489             40%              4%
Selling, general and administrative.....          17,773             30%            19,123             31%              8%
Research and development................             678              1%                74              --           (89)%
Goodwill and
   intangible amortization..............           2,445              4%             2,585              4%              6%
                                          --------------     -----------    --------------     -----------     -----------

         Income from operations.........           2,682              5%             2,707              4%              1%
Other income (expense):
   Interest expense.....................            (349)           (1)%              (536)           (1)%             54%
   Other income (expense)...............             458              1%               (59)             --          (113)%
                                          --------------     -----------    --------------     -----------     -----------

         Total other income (expense)...             109              --              (595)           (1)%          (646)%
                                          --------------     -----------    --------------     -----------     -----------

Income before provision for
   income taxes and cumulative effect
   of a change in accounting method.....           2,791              5%             2,112              3%           (24)%
Provision for income taxes..............           1,258              2%             1,437              2%             14%
                                          --------------     -----------    --------------     -----------     -----------

Income before cumulative
   effect of a change in
   accounting method....................           1,533              3%               675              1%           (56)%

Cumulative effect of a change
   in accounting method, net
   of income taxes......................          (2,707)           (5)%                --              --            100%
                                          --------------     -----------    --------------     -----------     -----------

Net income (loss).......................  $       (1,174)           (2)%    $          675              1%            157%
                                          ==============     ===========    ==============     ===========     ===========

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         REVENUE. Revenue for the three months ended March 31, 2001 increased 6% over revenue for the three months ended March 31, 2000. This increase was driven by a 23% increase in US revenue to $41.9 million for the quarter ended March 31, 2001 compared to $34.1 million for the quarter ended March 31, 2000. This increase was partially offset by a 56% decrease in Asia Pacific revenue. The increase in US revenue was primarily due to the following:

          o increase in Financial Services revenue driven by Customer Relationship Management ("CRM") and Component Based Development ("CBD") solutions; and

          o    continued growth in our Health Care and Government sectors.

         Revenue by vertical industry is as follows:

                                                           THREE MONTHS ENDED
                                        -------------------------------------------------------
                                                       PERCENT OF                    PERCENT OF
                                           2000          REVENUE         2001          REVENUE
                                        ----------     ----------     ----------     ----------
Financial Services..................... $   28,571            49%     $   31,309            51%
Health Care and Governmental...........      8,270            14%         11,081            18%
Commercial Services....................     21,479            37%         19,214            31%
                                        ----------     ----------     ----------     ----------

                                        $   58,320           100%     $   61,604           100%
                                        ==========     ==========     ==========     ==========

         Our 5 largest clients accounted for 26% of our revenue for the three months ended March 31, 2001.

         COST OF REVENUE. Cost of revenue as a percentage of revenue remained flat at 60% for the three months ended March 31, 2001 compared to 60% for the three months ended March 31, 2000.

         GROSS PROFIT. Gross profit as a percentage of revenue remained flat at 40% for the three months ended March 31, 2001 compared to 40% for the three months ended March 31, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). As a percentage of revenue, SG&A expenses for the three months ended March 31, 2001 increased to 31% from 30% for the same period in 2000. The increase was primarily due to additional investments to support our sales and marketing initiatives.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). Research and development expenses decreased 89% compared to the same period in the prior year as we completed certain research initiatives during 2000. In addition, most of our 2001 R&D initiatives are being funded by projects with some of our clients.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         GOODWILL AND INTANGIBLE AMORTIZATION. Goodwill and intangible amortization increased 6% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase primarily reflects the additional amortization of goodwill and intangibles generated by our acquisition of Intuitive Group Ltd. in 2000.

         INCOME FROM OPERATIONS. Income from operations increased 1% over the same period of the prior year. As a percentage of revenue, income from operations for the three months ended March 31, 2001 decreased to 4% from 5% in the three months ended March 31, 2000. Excluding amortization and depreciation, income from operations for the three months ended March 31, 2001 increased to $6.8 million from $6.5 million in the three months ended March 31, 2000.

         OTHER INCOME (EXPENSE). We realized $595,000 of other expense (net of other income) in the three months ended March 31, 2001 as compared to $109,000 of other income (net of other expense) in the three months ended March 31, 2000. This change reflects a $187,000 increase in interest expense and a $397,000 decrease in investment income.

         PROVISION FOR INCOME TAXES. Our effective tax rate was 68% for the three months ended March 31, 2001 compared to 45% for the three months ended March 31, 2000. Excluding nondeductible intangible asset amortization and non-taxable life insurance proceeds received in 2000, our effective tax rate for the three months ended March 31, 2001 was 34% compared to 36% for the three months ended March 31, 2000.

         We have not recorded deferred income taxes applicable to undistributed earnings of IMRglobal-India. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided thereon.

         INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD. Income before cumulative effect of a change in accounting method decreased 56% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was primarily attributable to the provision for income taxes.

         Excluding amortization and depreciation (net of income taxes), pro forma income before cumulative effect of a change in accounting method was $4.0 million for the three months ended March 31, 2001 compared to $4.3 million for the three months ended March 31, 2000.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD. The cumulative effect of a change in accounting method reflects the adoption of Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Effective January 1, 2000, IMRglobal changed its method of accounting for revenue recognition for certain contract related revenue from claims dollar recovery projects, in accordance with this pronouncement. These projects involve identifying overpaid or erroneously paid insurance claims to be recovered from healthcare

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

providers by medical insurance companies. Previously, IMRglobal recognized revenue, less an estimated percentage for claims not accepted, as identified claims were submitted to the clients. Under the new accounting method adopted retroactive to January 1, 2000, IMRglobal now recognizes revenue upon the earlier of collection of the findings based fee or notification of acceptance of submitted claims from the client. The cumulative effect of the change on prior years resulted in a charge to income of $2.7 million (net of income taxes of $1.7 million), which is included in results of operations for the quarter ended March 31, 2000.

         EARNINGS PER SHARE. Diluted earnings per share before cumulative effect of a change in accounting method decreased 50% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Excluding amortization and depreciation (net of income taxes), pro forma earnings per share was $0.09 for the three months ended March 31, 2001 compared to $0.10 for the three months ended March 31, 2000.

         SHARES OUTSTANDING - DILUTED. Shares outstanding - diluted increased approximately 2.1 million shares for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 primarily due to stock option exercises during 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had liquid assets including cash and cash equivalents of $11.0 million, as compared to $19.7 million at December 31, 2000. The decrease was primarily due to increased accounts receivable and work in process and payment of 2000 incentives in the first quarter of 2001. Additionally, we had working capital at March 31, 2001 of $49.3 million and available bank lines of credit approximating $16.6 million.

         Net cash used in operating activities was $8.8 million for the three months ended March 31, 2001. The negative cash flow from operations was primarily due to a 17% increase in accounts receivable and unbilled work-in-process balances which was driven by the 16% sequential revenue growth for the quarter ended March 31, 2001. In addition, current liabilities decreased as a result of the payment of fiscal year 2000 incentive compensation during the first quarter of 2001.

         Net cash used in investing activities was $1.0 million for the three months ended March 31, 2001. We invested $748,000 in property and equipment and $220,000 in capitalized software.

         Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2001. The primary source of cash was proceeds from issuance of common stock upon the exercise of stock options.

         As of March 31, 2001, cash and cash equivalents totaled $11.0 million, of which $8.6 million was held outside of the U.S. Liquid assets in India were $410,000 and require governmental approval for repatriation outside of India.

                                 IMRGLOBAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         We maintain $45.0 million of credit facilities expiring in 2003. These facilities bear interest at a spread over LIBOR of 0.6% to 2.0% and are collateralized by virtually all of our assets. The interest rate may be increased by up to an additional 1.15% based on certain financial ratios. At March 31, 2001, we had $16.0 million available under these facilities. Certain of our subsidiaries also maintain additional revolving credit line facilities totaling $600,000. At March 31, 2001, the amount available under these facilities was $600,000. The respective subsidiary's accounts receivable and property and equipment collateralize these facilities.

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

ASSET MANAGEMENT

         Our accounts receivable balance was $47.4 million at March 31, 2001, an increase of $5.7 million from December 31, 2000. The increase was primarily due to revenue growth of 16% over the fourth quarter of 2000. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). At March 31, 2001, our DSO was 70 days. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without valued added taxes, DSO would be approximately 3 days less than the above levels.

         At March 31, 2001, unamortized goodwill was $153.0 million compared to $160.7 million at December 31, 2000. The decrease reflects amortization for the three months ended March 31, 2001 of $2.1 million and currency devaluations for goodwill of approximately $5.6 million primarily associated with IMRglobal's Japan subsidiary.

                         PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

                                 IMRGLOBAL CORP.

MARKET RISKS

         We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We occasionally enter into hedging transactions to manage the foreign currency risk. We do not hold or issue derivative financial instruments for trading purposes.

INTEREST RATES

         IMRglobal has variable-rate long-term debt obligations, subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on IMRglobal's future earnings or cash flows.

FOREIGN CURRENCY

         We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, the United Kingdom, France (Euro currency), Australia and Japan. The primary purpose of our foreign currency hedging activities is to protect against foreign currency exchange risk from intercompany financing and trading transactions. We enter into foreign currency forward contracts with durations of generally less than 12 months to hedge such transactions. We have not entered into foreign currency forward contracts for speculative or trading purposes. All foreign currency forward contracts are marked-to-market, with gains and losses recognized in earnings, on a current basis. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign denominated balance would be offset by the loss or gain on the forward contract. At March 31,2001, IMRglobal had no open foreign currency hedging contracts.

         During the ordinary course of business, IMRglobal enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. IMRglobal generally manages these transactions by ensuring that most costs to service contracts are incurred in the same currency in which revenue is received. By matching revenue and costs to the same currency, IMRglobal has been able to substantially mitigate foreign currency risk to earnings.

         Approximately 35% of IMRglobal's revenue is generated outside of the United States. Using sensitivity analysis, a hypothetical ten-percent increase in the value of the U.S. dollar against all currencies would decrease annual revenue by 3.5%, while a hypothetical ten-percent decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.5%. In the opinion of management, expenses incurred in local currency would offset a substantial portion of this fluctuation. As a result, a hypothetical 10% movement of the value of the U.S. Dollar against all currencies in either direction would impact IMRglobal's earnings before interest and taxes by approximately $600,000 on an annual basis. This amount would be offset, in part, from the impact of local income taxes.

                                 IMRGLOBAL CORP.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any pending material litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMRGLOBAL CORP.

Date     MAY 11, 2001                    /s/ SATISH K. SANAN
     ----------------------------        ---------------------------------------
                                         Satish K. Sanan
                                         Chief Executive Officer

Date     MAY 11, 2001                    /s/ MICHAEL J. DEAN
     ----------------------------        ---------------------------------------
                                         Michael J. Dean
                                         Chief Financial Officer