Form 10-Q/A
period 2001-03-31
IMRGLOBAL CORP
filed 2001-06-07
CIK 1021772

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

         As of June 1, 2001, there were 44,208,781 outstanding shares of the Registrant's Common Stock, par value $.10 per share.

                                 IMRglobal Corp.

                                Table of Contents
                                -----------------

                         Part I - Financial Information
                         ------------------------------



                                                                            Page
                                                                            ----

    Item 1.     Consolidated Balance Sheets
                as of December 31, 2000 and March 31, 2001...................  3

                Consolidated Statements of Operations
                for the Three Months Ended
                March 31, 2000 and 2001......................................  4

                Consolidated Statements of Cash Flows
                for the Three Months Ended
                March 31, 2000 and 2001......................................  5

                Notes to Consolidated Financial Statements...................  6


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 13

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk... 19


                           Part II - Other Information
                           ---------------------------


    Item 1.       Legal Proceedings.......................................... 20

    Item 2.       Changes in Securities and Use of Proceeds.................. 20

    Item 3.       Defaults on Senior Securities.............................. 20

    Item 4.       Submission of Matters to a Vote of Securities Holders...... 20

    Item 5.       Other Information.......................................... 20

    Item 6.       Exhibits and Reports on Form 8-K........................... 20

                          Part I. Financial Information

                          Item 1. Financial Statements

                                 IMRglobal Corp.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               December 31,     March 31,
                                                                                   2000           2001
                                                                             --------------   ------------

                                                                                               (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents...............................................     $  19,689    $    10,963
   Accounts receivable, net of allowance...................................        41,738         47,395
   Unbilled work in process................................................        13,747         17,588
   Deferred income taxes...................................................        14,095         14,319
   Prepaid expenses and other current assets...............................         4,159          3,452
                                                                                ---------     ----------

         Total current assets .............................................        93,428         93,717

Property and equipment, net of accumulated depreciation....................        41,521         40,709
Capitalized software costs, net of accumulated amortization................         5,664          5,664
Deposits and other assets..................................................        14,044         12,407
Intangible assets, net of accumulated amortization:
   Goodwill................................................................       160,698        152,971
   Acquired technology.....................................................         3,480          3,206
                                                                                ---------     ----------

         Total assets .....................................................     $ 318,835     $  308,674
                                                                                =========     ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................     $   5,151     $    4,577
   Accrued compensation....................................................        18,079         16,450
   Deferred revenue........................................................         6,360          5,195
   Other current liabilities...............................................        20,286         18,189
                                                                                ---------     ----------

         Total current liabilities.........................................        49,876         44,411

Long-term debt.............................................................        30,894         31,050
Deferred income taxes......................................................           254            259
Accrued compensation and other.............................................         6,031          5,253
                                                                                ---------     ----------

         Total liabilities.................................................        87,055         80,973
                                                                                ---------     ----------

Shareholders' equity:
   Common stock............................................................         4,140          4,437
   Additional paid-in capital..............................................       216,639        217,478
   Retained earnings.......................................................        21,779         22,454
   Notes receivable from share sales.......................................          (469)          (469)
   Treasury stock..........................................................        (2,661)        (2,661)
   Accumulated other comprehensive loss....................................        (7,648)       (13,538)
                                                                                ---------     ----------

         Total shareholders' equity........................................       231,780        227,701
                                                                                ---------     ----------

         Total liabilities and shareholders' equity........................     $ 318,835     $  308,674
                                                                                =========     ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands except per share data)


                                                                               Three Months Ended March 31,
                                                                              -----------------------------

                                                                                    2000           2001
                                                                              ------------       ---------

Revenue...................................................................    $    58,320     $   61,604
Cost of revenue...........................................................         34,742         37,115
                                                                              -----------     -----------

         Gross profit.....................................................         23,578         24,489

Selling, general and administrative expenses..............................         17,773         19,123
Research and development expenses.........................................            678             74
Goodwill and intangible amortization......................................          2,445          2,585
                                                                              -----------     -----------

         Income from operations...........................................          2,682          2,707

Other income (expense):
         Interest expense.................................................           (349)          (536)
         Interest income and other........................................            458            (59)
                                                                              -----------     -----------

         Total other income (expense).....................................            109           (595)
                                                                              -----------     -----------

Income before provision for income taxes and cumulative
   effect of a change in accounting method................................          2,791          2,112

Provision for income taxes................................................          1,258          1,437
                                                                              -----------     -----------

Income before cumulative effect of a
   change in accounting method............................................          1,533            675

Cumulative effect of a change in
   accounting method, net of income taxes.................................         (2,707)             -
                                                                              -----------     -----------


         Net income (loss)................................................    $    (1,174)    $      675
                                                                              ===========     ==========

Earnings (loss) per share:
         Basic............................................................         $(0.03)         $0.02
                                                                                   ======          =====

         Diluted..........................................................         $(0.03)         $0.02
                                                                                   ======         ======

         Diluted before cumulative effect of a
            change in accounting method...................................          $0.04          $0.02
                                                                                    =====         ======

Shares outstanding:
         Basic............................................................         38,402         43,438
                                                                                   ======         ======

         Diluted..........................................................         38,402         44,435
                                                                                   ======         ======

         Diluted before cumulative effect of a
            change in accounting method...................................         42,335         44,435
                                                                                   ======         ======


               The accompanying notes are an integral part of these consolidated financial statements.

                                 IMRglobal Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                                    Three Months Ended March 31,
                                                                              ------------------------------------

                                                                                      2000                 2001
                                                                              ----------------     ----------------


Cash flows from operating activities:
   Net income (loss)......................................................... $    (1,174)         $       675
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation and amortization..........................................       3,830                4,074
      Tax benefit of stock options...........................................         164                   41
      Income taxes...........................................................          35                  (73)
      Cumulative effect of a change in accounting method.....................       2,707                    -
      Changes in operating assets and liabilities:
         Accounts receivable, unbilled work-in-process and deferred revenue..      (6,368)             (10,662)
         Other assets........................................................         (86)               1,894
         Other liabilities...................................................      (5,843)              (4,737)
                                                                              -----------          -----------

         Total adjustments...................................................      (5,561)              (9,463)
                                                                              -----------          -----------

         Net cash used in operating activities...............................      (6,735)              (8,788)
                                                                              -----------          -----------

Cash flows from investing activities:
   Acquisition of consolidated subsidiaries,
       net of cash acquired..................................................     (16,682)                   -
   Marketable securities, net................................................       1,962                    -
   Additions to capitalized software costs...................................        (807)                (220)
   Additions to property and equipment.......................................      (3,794)                (748)
   Related party loan........................................................      (4,902)                 (75)
                                                                              -----------          -----------

         Net cash used in investing activities...............................     (24,223)              (1,043)
                                                                              -----------          -----------

Cash flows from financing activities:
   Net advances (repayments) from revolving credit line......................         275                    -
   Payments on long-term debt................................................        (200)                (318)
   Increase in long-term debt................................................      20,196                  523
   Proceeds from issuance of common stock....................................         586                1,095
   Purchase of treasury shares...............................................      (1,129)                   -
                                                                              -----------          -----------

         Net cash provided by financing activities...........................      19,728                1,300
                                                                              -----------          -----------

Effect of exchange rate changes..............................................        (608)                (195)
                                                                              -----------          -----------

Net decrease in cash and cash equivalents....................................     (11,838)              (8,726)
Cash and cash equivalents at beginning of period.............................      35,021               19,689
                                                                              -----------          -----------

Cash and cash equivalents at end of period................................... $    23,183          $    10,963
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

         Computation of Earnings per Share--Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------

                                                             2000        2001
                                                            ------      ------

Weighted average common stock outstanding.................. 38,402      43,438

Stock option plans
   Options assumed exercised...............................  8,111       1,861
   Treasury stock which could be purchased................. (4,178)       (864)
                                                            ------      ------

Weighted average common stock equivalents..................  3,933         997
                                                            ------      ------

Shares used in diluted earnings per share calculation...... 42,335      44,435
                                                            ======      ======

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

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


3.       Shareholders' Equity

         Changes in shareholders' equity for the three months ended March 31, 2001 are summarized as follows (in thousands):


                                Compre-                                        Notes                   Accumulated
                                hensive             Additional              Receivable                    Other
                                Income   Common      Paid-in    Retained    from Share    Treasury    Comprehensive
                                 (Loss)   Stock      Capital    Earnings       Sales        Stock          Loss          Total
                              ---------  -------   -----------  --------    -----------  ----------   -------------- -----------

Balance, December 31, 2000... $       -  $ 4,140   $ 216,639    $ 21,779      $ (469)    $(2,661)       $ (7,648)    $ 231,780
Employee stock purchase plan.         -        4         239           -           -           -               -           243
Stock options exercised......         -      293         559           -           -           -               -           852
Tax benefit of
   stock options exercised...         -        -          41           -           -           -               -            41
Net income...................       675        -           -         675           -           -               -           675
Translation adjustment.......    (5,890)       -           -           -           -           -          (5,890)       (5,890)
                              ---------

Comprehensive loss........... $  (5,215)       -           -           -           -           -               -             -
                              =========  -------   ---------    --------    ---------    --------       ---------    ---------

Balance, March 31, 2001......            $ 4,437   $ 217,478    $ 22,454    $   (469)    $(2,661)       $(13,538)    $ 227,701
                                         =======   =========    ========    =========    ========       =========    =========

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

                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


4.       Segment Information (In thousands) (Continued)

         Information regarding the reporting segments is as follows:


                                                Information       Health
                                                 Technology      Care and         Software
                                                 Solutions      Government        Delivery
                                                and Services    Solutions         Centers         Total
Three months ended March 31, 2001              -------------   -----------     -----------    ----------

Revenue from external clients................  $   50,523      $    11,081     $         -    $   61,604
                                               ==========      ===========     ===========    ==========
Intersegment revenue.........................  $      773      $         -     $     7,189    $    7,962
                                               ==========      ===========     ===========    ==========
Depreciation expense.........................  $    1,243      $        78     $       168    $    1,489
                                               ==========      ===========     ===========    ==========
Segment net maragin..........................  $    3,175      $     1,053     $     1,138    $    5,366
                                               ==========      ===========     ===========    ==========
Segment assets...............................  $  140,931      $    16,124     $    13,647    $  170,702
                                               ==========      ===========     ===========    ==========

Three months ended March 31, 2000

Revenue from external clients................  $   49,852      $     8,270     $       198    $   58,320
                                               ==========      ===========     ===========    ==========
Intersegment revenue.........................  $    3,161      $         -     $     6,037    $    9,198
                                               ==========      ===========     ===========    ==========
Depreciation expense.........................  $    1,007      $        50     $       328    $    1,385
                                               ==========      ===========     ===========    ==========
Segment net margin...........................  $    3,100      $     2,411     $       294    $    5,805
                                               ==========      ===========     ===========    ==========
Segment net assets...........................  $  132,705      $    17,479     $    22,590    $  172,774
                                               ==========      ===========     ===========    ==========


                                 IMRglobal Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


4.       Segment Information (In thousands) (Continued)

         Following are reconciliations of reporting segment net margin and assets to the amounts included in the consolidated financial statements:


                                                Three months ended March 31,
                                             --------------------------------

                                                  2000               2001
                                             --------------   ---------------


Total net margin for reportable segments.....     $   5,805        $    5,366
Research and development.....................          (678)              (74)
Goodwill and intangible amortization.........        (2,445)           (2,585)
Other income (expense).......................           109              (595)
                                             --------------   ---------------

Income before provision for income taxes
   and cumulative effect of a change
   in accounting method......................     $   2,791        $    2,112
                                             ==============   ===============



                                              December 31,         March 31,
                                             --------------   ---------------

                                                  2000               2001
                                             --------------   ---------------


Total assets for reportable segments.........     $ 172,475        $  170,702
Elimination of intersegment receivables......       (31,913)          (32,524)
Deferred income taxes........................        14,095            14,319
Intangible assets............................       164,178           156,177
                                             --------------   ---------------

Total assets.................................     $ 318,835        $  308,674
                                             ==============   ===============

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

                                                                           Cash Paid                         Accrued
                                                           Write-           Through         Adjustment        Charge
                                        Restructuring       Down           March 31,       for Certain       March 31,
                                           Charge         of Assets           2001           Reserves           2001
                                       -------------     ----------       ----------       -----------      ----------
Closure of European facilities:
   Severance payments
      (80 employees).................  $         664      $                $  (1,386)       $     722        $        -
   Long-term commitments.............          4,626             -            (1,045)          (2,032)            1,549
   Goodwill..........................            348          (348)                -                -                 -
   Property and equipment............          1,089        (1,089)                -                -                 -
Closure of Canadian facilities:
   Severance payments
      (40 employees).................            298             -              (298)               -                 -
   Long-term commitments.............            271             -              (131)               -               140
   Property and equipment............            339          (339)                -                -                 -
Other severance payments                                                                                              -
   (70 employees)....................          1,809             -            (1,696)            (113)                -
Property and equipment...............          3,691        (3,691)                -                -                 -
Other restructuring costs............            157          (126)             (295)             343                79
                                       -------------     ----------        ----------       ----------       ----------

                                       $      13,292      $ (5,593)        $  (4,851)       $  (1,080)       $    1,768
                                       =============     ==========        ==========       ==========       ==========

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

         Restatement--We have revised disclosures regarding the following sections:

         o    Income from Operations (pro forma results explanation expanded);
         o Income Before Cumulative Effect of a Change in Accounting Method (pro forma results explanation expanded);
         o    Earnings Per Share (deleted pro forma results);
         o    Asset Management (comparison of DSO to December 31, 2000).

                                 IMRglobal Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000



                                                              Three Months Ended March 31,
                                          ----------------------------------------------------------------

                                                                  % of                              % of          Percent
                                                2000            Revenue            2001            Revenue         Change
                                          --------------     -----------    --------------     -----------     -----------
Revenue.................................  $   58,320             100%       $    61,604              100%             6%
Cost of revenue.........................      34,742              60%            37,115               60%             7%
                                          --------------     -----------    --------------     -----------

         Gross profit...................      23,578              40%            24,489               40%             4%

Selling, general and administrative.....      17,773              30%            19,123               31%             8%
Research and development................         678               1%                74                -           (89)%
Goodwill and
   intangible amortization..............       2,445               4%             2,585                4%             6%
                                          --------------     -----------    --------------     -----------

         Income from operations.........       2,682               5%             2,707                4%             1%
Other income (expense):
   Interest expense.....................        (349)            (1)%              (536)            (1)%             54%
   Other income (expense)...............         458               1%               (59)              -           (113)%
                                          --------------     -----------    --------------     -----------

         Total other income (expense)...         109               -               (595)            (1)%          (646)%
                                          --------------     -----------    --------------     -----------

Income before provision for
   income taxes and cumulative effect
   of a change in accounting method.....       2,791               5%             2,112               3%           (24)%
Provision for income taxes..............       1,258               2%             1,437               2%             14%
                                          --------------     -----------    --------------     -----------

Income before cumulative
   effect of a change in
   accounting method....................       1,533               3%               675               1%           (56)%

Cumulative effect of a change
   in accounting method, net
   of income taxes......................      (2,707)            (5)%                 -               -             100%
                                          --------------     -----------    --------------     -----------


Net income (loss).......................  $   (1,174)            (2)%       $       675               1%            157%
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

         Revenue by vertical industry is as follows:

                                                   Three Months Ended
                               -------------------------------------------------

                                               Percent of             Percent of
                                     2000       Revenue       2001      Revenue
                               ------------   -----------   --------  ----------


Financial Services.............$     28,571        49%      $ 31,309       51%
Health Care and Governmental...       8,270        14%        11,081       18%
Commercial Services............      21,479        37%        19,214       31%
                               ------------   --------      --------  ---------

                               $     58,320       100%      $ 61,604      100%
                               ============   ========      ========  =========

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

         Income from Operations. Income from operations increased 1% over the same period of the prior year. As a percentage of revenue, income from operations for the three months ended March 31, 2001 decreased to 4% from 5% in the three months ended March 31, 2000. Excluding amortization and depreciation, pro forma income from operations for the three months ended March 31, 2001 increased to $6.8 million from $6.5 million in the three months ended March 31, 2000. Pro forma income from operations as described above, is not a measure of operating results or cash flows as determined by generally accepted accounting principles. We provide this information to highlight the impact that the amortization and depreciation of long-lived assets has on income from operations. Amortization and depreciation of long-lived assets is based on estimates of useful life for certain assets that may not reflect the actual reducing value of the underlying assets. However, amortization and depreciation expense are widely accepted estimates for the wasting of long-term assets over time. Accordingly, pro forma results should supplement and not replace results as determined by generally accepted accounting principles.

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

         Excluding amortization and depreciation (net of income taxes), pro forma income before cumulative effect of a change in accounting method was $4.0 million for the three months ended March 31, 2001 compared to $4.3 million for the three months ended March 31, 2000. As described above, pro forma results are not a measure of operating results or cash flows as determined by generally accepted accounting principles.

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

Asset Management

         Our accounts receivable balance was $47.4 million at March 31, 2001, an increase of $5.7 million from December 31, 2000. The increase was primarily due to revenue growth of 16% over the fourth quarter of 2000. A common financial measure is the calculation of days sales outstanding in accounts receivable ("DSO"). We calculate DSO based on quarterly revenue as our quarterly revenue has fluctuated significantly over the past two years. At March 31, 2001, our DSO was 70 days compared to 71 days at December 31, 2000. In addition, accounts receivable in Canada, France, Japan and the U.K. include value added taxes that are not included in revenue. Without valued added taxes, DSO would be approximately 3 days less than the above levels for both dates.

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



                                                    IMRglobal  Corp.



Date    June 7, 2001                                /s/ Satish K. Sanan
     ---------------------------------------        ---------------------------
                                                    Satish K. Sanan
                                                    Chief Executive Officer



Date    June 7, 2001                                /s/ Michael J. Dean
     ---------------------------------------        ---------------------------
                                                    Michael J. Dean
                                                    Chief Financial Officer